Form 10-Q
period 1997-03-31
VALLEY NATIONAL GASES INC
filed 1997-05-23
CIK 1030715

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                           Commission File No. 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  Pennsylvania
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   23-2888240
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                  67 43rd Street, Wheeling, West Virginia 26003
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (304) 232-1541
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]      No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at May 21, 1997
--------------------------------------------------------------------------------
Common stock, $0.001 par value                      9,620,084

                       VALLEY NATIONAL GASES INCORPORATED

                                TABLE OF CONTENTS

                                                                          Page

PART I      FINANCIAL INFORMATION

  Item 1    Condensed Balance Sheets as of June 30, 1996 and
            March 31, 1997                                                  3

            Condensed Statements of Operations for the Three
            and Nine Months Ended March 31, 1996 and 1997                   5

            Condensed Statements of Changes in Stockholder's
            Equity for the Year Ended June 30, 1996 and the Nine
            Months Ended March 31, 1997                                     7

            Condensed Statements of Cash Flows for the Nine Months
            Ended March 31, 1996 and 1997                                   8

            Notes to Condensed Financial Statements                         9

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15


PART II     OTHER INFORMATION

  Item 6    Exhibits and Reports on Form 8-K                               21

  Signatures                                                               22

  Exhibit Index                                                            23

                         PART I. FINANCIAL INFORMATION

                       VALLEY NATIONAL GASES INCORPORATED
                            CONDENSED BALANCE SHEETS


                              A S S E T S
                                                                                  June 30,                March 31,
                                                                                    1996                    1997
                                                                             -------------------    -------------------
                                                                                                        (Unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                                $        4,148,546     $        3,276,982
    Restricted cash                                                                     400,000                      -
    Accounts receivable, net of allowance for doubtful accounts of
       $140,000 and $259,423, respectively
                                                                                      6,701,939              9,622,027
    Inventory                                                                         4,157,906              6,968,005
    Prepaids and other                                                                  832,899                910,964
                                                                             -------------------    -------------------

                  Total current assets                                               16,241,290             20,777,978
                                                                             -------------------    -------------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                  7,000                  7,000
    Buildings and improvements                                                        2,664,460              3,191,086
    Equipment                                                                        30,788,676             35,400,482
    Transportation equipment                                                          5,758,581              6,281,581
    Furniture and fixtures                                                            1,937,110              2,131,894
                                                                             -------------------    -------------------

                  Total property, plant and equipment                                41,155,827             47,012,043

    Accumulated depreciation                                                        (18,029,419)           (20,830,490)
                                                                             -------------------    -------------------

                  Net property, plant and equipment                                  23,126,408             26,181,553
                                                                             -------------------    -------------------

OTHER ASSETS:
    Intangibles, net of amortization of $1,745,353 and $2,979,277,
       respectively                                                                   5,902,885             14,753,131
    Deposits and other assets                                                           220,265                340,042
                                                                             -------------------    -------------------

                  Total other assets                                                  6,123,150             15,093,173
                                                                             -------------------    -------------------

TOTAL ASSETS                                                                 $       45,490,848     $       62,052,704
                                                                             ===================    ===================




                    The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                            CONDENSED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY             June 30,               March 31,
                                                                    1996                   1997
                                                             -------------------    --------------------
                                                                                        (Unaudited)

CURRENT LIABILITIES:
    Current maturities of long-term debt                     $       2,736,814      $       4,186,750
    Accounts payable, trade                                          2,835,920              2,831,653
    Accrued compensation and employee benefits                       2,970,987              3,227,437
    Other current liabilities                                          479,126                847,075
                                                             -------------------    --------------------

                  Total current liabilities                          9,022,847             11,092,915

LONG-TERM DEBT, less current maturities                             19,506,728             30,608,582

OTHER LONG-TERM LIABILITIES                                            590,181              1,328,358
                                                             -------------------    --------------------

                  Total liabilities                                 29,119,756             43,029,855
                                                             -------------------    --------------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 18,300,653 shares                                           18,301                 18,301
    Paid-in-capital                                                     95,914                 95,914
    Treasury stock, 11,300,653 shares at cost                       (3,705,000)            (3,705,000)
    Retained earnings                                               19,961,877             22,613,634
                                                             -------------------    --------------------

                  Total stockholders' equity                        16,371,092             19,022,849
                                                             -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      45,490,848      $      62,052,704
                                                             ===================    ====================


                    The accompanying notes are an integral part of these financial statements.

                                       4


                       VALLEY NATIONAL GASES INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,
                                                                      -----------------------------------------
                                                                            1996                   1997
                                                                      ------------------     ------------------

NET SALES                                                             $      14,934,491      $      20,271,994

COST OF PRODUCTS SOLD, excluding depreciation and amortization                6,598,350              9,421,847
                                                                      ------------------     ------------------

                  Gross profit                                                8,336,141             10,850,147
                                                                      ------------------     ------------------

EXPENSES:
    Operating and administrative                                              5,589,523              7,139,159
    Depreciation and amortization                                             1,308,900              1,764,032
                                                                      ------------------     ------------------

                  Total expenses                                              6,898,423              8,903,191
                                                                      ------------------     ------------------

                  Income from operations                                      1,437,718              1,946,956
                                                                      ------------------     ------------------

INTEREST EXPENSE                                                                389,185                614,923
                                                                      ------------------     ------------------

OTHER INCOME/(EXPENSE):
    Interest and dividend income                                                 80,189                 71,918
    Gain on sale of investments                                                       -                 73,586
    Rental income                                                                34,167                    650
    Gain on disposal of assets                                                    6,620                  8,581
    Other income                                                                 59,741                 19,675
                                                                      ------------------     ------------------

                  Total other income                                            180,717                174,410
                                                                      ------------------     ------------------

NET INCOME                                                            $       1,229,250      $       1,506,443
                                                                      ==================     ==================

                                                                          Pro Forma Information (Unaudited)
                                                                      -------------------------------------------
                                                                             1996                   1997
                                                                      -------------------    --------------------

NET INCOME                                                            $       1,229,250      $       1,506,443

PRO FORMA INCOME TAXES                                                          491,700                602,577
                                                                      -------------------    --------------------

PRO FORMA NET INCOME                                                  $         737,550      $         903,866
                                                                      ===================    ====================

PRO FORMA NET INCOME PER SHARE                                        $           0.10       $           0.11
                                                                      ===================    ====================

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       7,267,074              8,335,282
                                                                      ===================    ====================

                    The accompanying notes are an integral part of these financial statements.


                       VALLEY NATIONAL GASES INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                      -------------------------------------------
                                                                             1996                   1997
                                                                      -------------------    --------------------

NET SALES                                                             $      39,072,324      $      54,049,282

COST OF PRODUCTS SOLD, excluding depreciation and amortization               17,276,767             24,926,122
                                                                      -------------------    --------------------

                  Gross profit                                               21,795,557             29,123,160
                                                                      -------------------    --------------------

EXPENSES:
    Operating and administrative                                             14,785,112             19,706,352
    Depreciation and amortization                                             3,307,608              4,698,272
                                                                      -------------------    --------------------

                  Total expenses                                             18,092,720             24,404,624
                                                                      -------------------    --------------------

                  Income from operations                                      3,702,837              4,718,536
                                                                      -------------------    --------------------

INTEREST EXPENSE                                                              1,064,481              1,607,774
                                                                      -------------------    --------------------

OTHER INCOME/(EXPENSE):
    Interest and dividend income                                                244,507                245,016
    Gain on sale of investments                                                       -                 73,586
    Rental income (expense)                                                      65,477                 (9,430)
    Loss on disposal of assets                                                   (2,861)                (9,049)
    Other income                                                                179,631                 24,302
                                                                      -------------------    --------------------

                  Total other income                                            486,754                324,425
                                                                      -------------------    --------------------

NET INCOME                                                            $       3,125,110      $       3,435,187
                                                                      ===================    ====================

                                                                          Pro Forma Information (Unaudited)
                                                                      -------------------------------------------
                                                                             1996                   1997
                                                                      -------------------    --------------------

NET INCOME                                                            $       3,125,110      $       3,435,187

PRO FORMA INCOME TAXES                                                        1,250,044              1,374,075
                                                                      -------------------    --------------------

PRO FORMA NET INCOME                                                  $       1,875,066      $       2,061,112
                                                                      ===================    ====================

PRO FORMA NET INCOME PER SHARE                                        $           0.26       $           0.25
                                                                      ===================    ====================

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       7,267,074              8,335,282
                                                                      ===================    ====================

                    The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1996 AND
                      THE NINE MONTHS ENDED MARCH 31, 1997


                                 Common Stock               Treasury Stock
                             -----------------------  --------------------------
                                                                                                                   Total
                                                                                    Paid-in-      Retained      Stockholders'
                               Shares       Amount      Shares         Amount       Capital       Earnings         Equity
                             ----------    --------   ----------    ------------   ----------   ------------   ---------------

BALANCE, June 30, 1995       18,300,653     $18,301   11,300,653     $(3,705,000)   $       -    $17,482,478     $  13,795,779

    Net income                        -           -            -               -            -      4,100,928         4,100,928

    Contribution of
       capital                        -           -            -               -       95,914              -            95,914

    Dividends paid                    -           -            -               -            -     (1,621,529)       (1,621,529)
                             ----------    --------   ----------    ------------    ---------    ------------   --------------

BALANCE, June 30, 1996       18,300,653      18,301   11,300,653      (3,705,000)      95,914     19,961,877        16,371,092

    Net income                        -           -            -               -            -      3,435,187         3,435,187

    Dividends paid                    -           -            -               -            -       (783,430)         (783,430)
                             ----------    --------   ----------    ------------    ---------    ------------   --------------
BALANCE, March 31, 1997
    (Unaudited)              18,300,653     $18,301   11,300,653     $(3,705,000)   $  95,914    $22,613,634     $  19,022,849
                             ==========    ========   ==========    ============   ==========   ============    ==============








                    The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                                March 31,
                                                                -------------------------------------------
                                                                       1996                    1997
                                                                -------------------     -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $       4,143,499       $       3,953,035
                                                                -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                       43,659                  42,302
    Purchases of property and equipment                                (2,263,184)             (2,841,855)
    Business acquisitions, net of cash acquired                        (5,420,806)             (4,961,045)
    Change in restricted cash                                                   -                 400,000
                                                                -------------------     -------------------

                  Net cash used by investing activities                (7,640,331)             (7,360,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                            6,530,000               5,511,102
    Principal payments on loans                                        (2,011,061)             (2,191,673)
    Dividends paid                                                       (642,082)               (783,430)
                                                                -------------------     -------------------
            Net cash provided by financing
            activities                                                  3,876,857               2,535,999
                                                                -------------------     -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   380,025                (871,564)

CASH AND CASH EQUIVALENTS, beginning of period                          3,854,889               4,148,546
                                                                -------------------     -------------------

CASH AND CASH EQUIVALENTS, end of period                        $       4,234,914       $       3,276,982
                                                                ===================     ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                        $ 1,064,481       $       1,450,925
                                                                ===================     ===================









                    The accompanying notes are an integral part of these financial statements.

                                       8

                       VALLEY NATIONAL GASES INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 1996.

2. INVENTORY:

Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                   June 30, 1996        March 31, 1997
                 -----------------    -----------------
                                         (Unaudited)

Hardgoods             $3,529,294           $5,672,563
Gases                    628,612            1,295,442
                 -----------------    -----------------

                      $4,157,906           $6,968,005
                 =================    =================

3. ACQUISITIONS:

The Company acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company's financial statements since the effective dates of the respective acquisitions.

In August 1996, the Company purchased Weber Gas & Welding Supply Co. Inc. for an aggregate purchase price of approximately $1,549,000.

On October 10, 1996, the Company purchased substantially all of the assets of Weldco Inc. (Weldco) pursuant to a Purchase and Sale Agreement (the Weldco

Purchase Agreement) for approximately $11.1 million. Approximately $7.9 million of the purchase price was paid by promissory notes from the Company. In conjunction with the Company's initial public offering, Weldco shareholders converted a portion of the Company's promissory notes to shares of the Company's common stock at the initial public offering price. The Company prepaid $1,720,000 under the Company's promissory notes and issued 135,000 shares of common stock to Weldco shareholders immediately prior to the closing of the Offering in exchange for the cancellation of indebtedness in the amount of $2,800,000. Additionally, certain Weldco shareholders purchased 100,000 shares of common stock in the Offering. The Weldco Purchase Agreement further grants Weldco shareholders the right to cause the Company to purchase the 235,000 shares of common stock issued to Weldco shareholders pursuant to the conversion of indebtedness for a period of three years following the closing of the Offering at the initial public offering price plus interest from the date of issuance at the rate of 6.6% per annum. Accordingly, such shares will not be classified as shareholders' equity. The Company's payment obligation is secured by a letter of credit.

In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                      Nine Months Ended
                                                       March 31, 1997
                                                     --------------------
                                                         (Unaudited)

Cash paid                                            $        5,283,830
Notes issued to sellers                                       8,822,187
Notes payable and capital leases assumed                        405,674
Other liabilities assumed and acquisition costs               4,921,766
                                                     --------------------

Total purchase price allocated to assets acquired    $       19,433,457
                                                     ====================

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                 June 30, 1996         March 31, 1997
                                                                               -------------------    ------------------
                                                                                                         (Unaudited)

Revolving note, interest at LIBOR plus 2% payable monthly through
    September 2003.  Secured by the assets of the Company.                          $         -            $10,162,514

Term note, interest at same rate as revolving note, payable monthly
    through September 1999.  Secured by the assets of the Company.                            -             12,071,429

Acquisitions  offering  revolving  line of credit,  interest at prime rate minus
    .125%,  as defined,  payable in full on November  1997 or if notified by the
    bank in equal monthly installments. Secured by the assets of Company.             9,748,696                      -

Term note, interest at prime rate, as defined, payable in monthly installments through November 2000.  Secured by the assets of the
    Company.                                                                          7,000,000                      -

Term note, interest at prime rate minus  .125%,  as defined,  payable in monthly
    installments through April 2002. Secured by the assets of the Company.              833,330                      -

Term note, interest  at prime  rate  plus 1%, as  defined,  payable  in  monthly
    installments through April 2005. Secured by the assets of the Company.            1,048,184                      -

Convertible  notes,  interest at 6.6% payable  annually  through  October  2003.
    Secured by letter of credit and certain assets of the Company.                            -              7,886,721

Note payable, interest at 7.0% payable  monthly  through  July 2003.  Secured by
    certain assets of the Company.                                                            -                877,078

Individuals and corporations, mortgages and notes, interest at 2.978% to 10.50%,
    payable at various dates through 2010.                                            3,843,591              4,008,609
                                                                               -------------------    ------------------

                                                                                     22,473,811             35,006,351
                  Original issue discount                                              (230,269)              (211,019)
                  Current maturities                                                 (2,736,814)            (4,186,750)
                                                                               -------------------    ------------------

Total long-term debt                                                                $19,506,728            $30,608,582
                                                                               ===================    ==================


Prime rate was 8.5% and LIBOR was 5.6875% at March 31, 1997.

On October 4, 1996, the Company executed a three year revolving credit agreement with Bank One for the purpose of refinancing the then existing revolving credit agreement with NationsBank and to provide additional acquisition capital. This agreement provides for a term note of $13,000,000 at a variable interest rate based upon prime or LIBOR, depending on the Company's funded debt to EBITDA ratio, payable monthly through September of 2003. The agreement also provides for a revolving note with maximum borrowings (including letters of credit) of $25,000,000 at a variable interest rate equal to that of the term note payable monthly through September of 1999. A commitment fee of $32,500 was paid upon acceptance of the agreement. These notes are secured by the Company's accounts receivable, equipment, inventory, and general intangibles, and the proceeds thereof. The agreement also contains various financial covenants including minimum fixed charge coverage, maximum of funded debt to EBITDA, and minimum net worth level.

5. SUBSEQUENT EVENTS:

     A. Initial Public Offering and Reorganization

     On April 15, 1997, the Company completed an initial public offering (the Offering) of its common stock with 2.2 million shares being sold by the Company at $8.00 per share (including 300,000 overallotment shares subsequently sold on May 2, 1997). The net proceeds of approximately $15.9 million have been or will be used to pay the Company's estimated S Corporation distribution of $11.2 million and to reduce the loans of $4.7 million outstanding under its revolving credit facility.

     In connection with the Offering, the following transactions occurred on April 9, 1997:

     a. Termination of the Company's S Corporation status. In connection with the termination of S Corporation status, the Company declared a distribution (the S Corporation Distribution) of all of its undistributed earnings, estimated to be $11.2 million as of March 31, 1997. In addition, the Company will be required to record a deferred tax liability with a corresponding one-time tax provision of approximately $4.2 million in accordance with SFAS No. 109.

     b. The reorganization, whereby Valley National Gases, Inc., a West Virginia corporation, has become an indirect wholly owned subsidiary of Valley National Gases Incorporated, a Pennsylvania corporation, by exchange of stock. Valley National Gases Incorporated has authorized common stock of 30,000,000 shares, par value $.001, and authorized preferred stock of 5,000,000 shares, par value $.01.

     c. Issuance of 267,084 shares of common stock as part of compensation agreements with certain executive officers and directors. In connection with these compensation arrangements, the Company will incur an expense of approximately $1.9 million in the period in which the closing of the Offering occurred.

     d.    The cancellation of treasury stock of Valley National Gases, Inc.

     Accordingly, the Company's shareholders' equity accounts and the number of shares in the accompanying financial statements have been retroactively restated to give effect to the reorganization and increase in authorized capital stock.

     B. Business Acquisitions

     In April 1997, the Company purchased substantially all of the assets of an industrial gas and welding supply distributor and a fire safety equipment distributor for an aggregate purchase price of approximately $4.3 million. These acquisitions were financed by borrowings under the Company's credit facility and a note payable to one of the sellers.

     C. 1997 Stock Option Plan

     The Company adopted the 1997 Stock Option Plan (the Plan) in February 1997. The Plan provides for the issuance of options to purchase up to 650,000 shares of Common Stock to key employees, officers and directors of the Company and is administered by the Nominating and Compensation Committee of the Board of Directors.

     The Company granted options to purchase 175,000 shares effective as of the closing of the Offering, which includes options to purchase 42,000 shares and 25,000 shares, respectively, granted to two executives, and options to purchase 5,000 shares granted to each of the five independent directors. The options granted to the two executives vest in annual installments of 12,500 options until all such options are vested. All other options vest three years after the date of the grant and have a term of ten years. The options are exercisable at a price equal to the fair market value of the shares of Common Stock on the date of the grant. In the case of key employees and officers, unexercised options granted under the Plan are subject to forfeiture upon termination of employment for any reason other than death, disability or normal retirement.

     D. Right of First Refusal

     In September 1991, in connection with the purchase by the Company of certain assets of Praxair, Inc. (Praxair), the Company, Mr. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with the Company's reorganization. Pursuant to this agreement, if at any time during the term of the agreement the Company wishes to accept a third party offer to purchase all or a material part of the assets of the Company, or Mr. West and his affiliates wish to accept an offer to purchase shares of capital stock of the Company (the Capital Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of the Company's issued and outstanding shares of Capital Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of the Company, then Praxair will have a right of first refusal to match the offer. In addition, in the absence of a third party offer, if
     (a) Mr. West and his affiliates wish to sell shares of Common Stock which would result in their owning collectively less than 51% or more of the Company's issued and outstanding shares of Common Stock, (b) the Company wishes to sell all or a material part of its assets, or (c) the Company wishes to issue additional shares, or options or securities exercisable or convertible into shares of Common Stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued and outstanding shares of Common Stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of Common Stock held by them (but not less than 51% of all of the issued and outstanding shares of the Company's Common Stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Capital Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

6. PRO FORMA INFORMATION (UNAUDITED):

The pro forma adjustments for income taxes included in the accompanying income statements are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma earnings per share were calculated by dividing pro forma net income by the weighted average shares outstanding for each period. The weighted average number of shares outstanding used to calculate the pro forma net income per share is based on the historical weighted average number of shares outstanding using an offering price of $8 per share as adjusted to reflect (i) the assumed issuance of 1,068,208 shares to fund the excess of dividends (including the estimated S Corporation Distribution) over net income for the nine months ended March 31, 1997 (ii) the issuance of 170,718 shares of common stock to two executive officers immediately prior to the closing of the Offering in connection with the termination of certain deferred compensation agreements, and (iii) the issuance of 96,366 shares of common stock to a director immediately prior to the closing of the Offering, pursuant to a right under a consulting agreement to convert deferred consulting payments to common stock. In connection with these compensation arrangements, the Company will incur an expense of approximately $1.9 million ($2.2 million gross compensation net of related accruals of $0.3 million) in the period in which the closing of the Offering occurred.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in nine states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $68.6 million for the last twelve months. In fiscal 1996, gases accounted for approximately 46% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 22 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The Company anticipates that the benefits of the Weldco and Weber acquisitions will be realized over a comparable period. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

The Company's results are subject to moderate seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months falling in the Company's second and third fiscal quarters.

Operating and administrative expenses are comprised primarily of salaries, benefits, transportation equipment operating costs, facility lease expenses and general office expenses. These expenses are generally fixed on a quarter-to-quarter basis. The Company believes that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses.

Historically, the Company's gross profit margins as a percentage of sales have been higher on the sale of gases than on the sale of welding equipment and supplies ("hard goods"). As a result of recent acquisitions of some distributors with a higher proportion of hard goods to gas sales, the Company's average gross profit as a percentage of sales has decreased in comparison to prior years, even though the dollar amount of the gross margin has increased. Future acquisitions may affect this pattern depending upon the product mix of the acquired businesses.

Prior to April 9, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with the Offering and become a C Corporation. As a result of termination of the S Corporation election, the Company will be required to recognize approximately $4.2 million of deferred income taxes in the period in which the closing of the Offering occurred.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 and 1996

Net sales increased 35.7%, or $5.3 million, to $20.3 million from $14.9 million for the three months ended March 31, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $4.7 million of the increase in net sales, while base business growth contributed $0.6 million of the increase. Gases and cylinder revenue represented 55.6% of net sales for the three months ended March 31, 1997, with hard goods representing the remaining 44.4%. In comparison, net sales for the three months ended March 31, 1996 reflected gases and cylinder revenue as 60.9% and hard goods as 39.1%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 30.2%, or $2.5 million, to $10.9 million from $8.3 million for the three months ended March 31, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $2.1 million of the increase in gross profit, while the base business contributed $0.4 million of the increase. Gross profit as a percentage of net sales was 53.5% for the three months ended March 31, 1997, compared to 55.8% for the three months ended March 31, 1996. This change reflected an increase in the proportion of hard good sales, which have a lower gross profit margin as a percentage of net sales than gases. This increase in the proportion of hard good sales was primarily attributable to the two most recent acquisitions.

Operating and administrative expenses increased 27.7%, or $1.5 million, to $7.1 million from $5.6 million for the three months ended March 31, 1997 and 1996, respectively. Of this increase, $1.2 million was related to acquired businesses and the remaining $0.3 million reflected increases in the amounts accrued by the Company for bonuses and profit sharing, facility lease expenses and inflationary impacts on wages and other operating expenses. Operating and administrative expenses as a percentage of sales decreased to 35.2% for the three months ended March 31, 1997, as compared to 37.4% for the same quarter in 1996, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made. Depreciation and amortization expense increased $0.5 million for the three months ended March 31, 1997 compared to the same period in 1996, primarily as a result of acquisitions made during the last twelve months. Interest expense increased $0.2 million for the quarter, reflecting the financing of acquisitions made during the last twelve months.

Net income increased 22.5%, or $0.3 million, to $1.5 million from $1.2 million for the three months ended March 31, 1997 and 1996, respectively.

Comparison of Nine Months Ended March 31, 1997 and 1996

Net sales increased 38.3%, or $15.0 million, to $54.0 million from $39.0 million for the nine months ended March 31, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $12.7 million of the increase in net sales, while base business growth contributed $2.3 million of the increase. Gases and cylinder revenue represented 56.7% of net sales for the nine months ended March 31, 1997, with hard goods representing the remaining 43.3%. In comparison, net sales for the nine months ended March 31, 1996 reflected gases and cylinder revenue as 61.2% and hard goods as 38.8%. This change in sales mix reflects primarily the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 33.6%, or $7.3 million, to $29.1 million from $21.8 million for the nine months ended March 31, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $6.0 million of the increase in gross profit, while the base business contributed $1.3 million of the increase. Gross profit as a percentage of net sales was 53.9% for the nine months ended March 31, 1997, compared to 55.8% for the nine months ended March 31, 1996. This change reflected an increase in the proportion of hard good sales, which have a lower gross profit margin as a percentage of net sales than gases. This increase in the proportion of hard good sales was primarily attributable to the two most recent acquisitions.

Operating and administrative expenses increased 33.3%, or $4.9 million, to $19.7 million from $14.8 million for the nine months ended March 31, 1997 and 1996, respectively. Of this increase, $3.8 million was related to acquired businesses and the remaining $1.1 million reflected increases in the amounts accrued by the Company for bonuses and profit sharing, facility lease expenses and inflationary impacts on wages and other operating expenses. Operating and administrative expenses as a percentage of sales decreased to 36.5% for the nine months ended March 31, 1997, as compared to 37.8% for the same period in 1996, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made. Depreciation and amortization expense increased $1.4 million for the nine months ended March 31, 1997, compared to the same period in 1996, primarily as a result of acquisitions made during the last twelve months. Interest expense increased $0.5 million for the nine months ended March 31, 1997, reflecting the financing of acquisitions made during the last twelve months.

Net income increased 9.9%, or $0.3 million, to $3.4 million from $3.1 million for the nine months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations. Since April 1994, required debt service on borrowings from banks has been limited primarily to interest payments.

At March 31, 1997, the Company had working capital of approximately $9.7 million. Funds provided by operations for the nine months ended March 31, 1997 were approximately $4.0 million. Funds used for investing activities were approximately $7.4 million for the nine months ended March 31, 1997, consisting primarily of capital spending and financing for two acquisitions. Sources of funds from financing activities for the nine months ended March 31, 1997 were approximately $3.3 million from net borrowings net of $0.8 million of S Corporation distribution for payment of shareholder taxes.

On October 4, 1996, the Company entered into a new credit facility totaling $38.0 million, consisting of a $13.0 million term loan, which matures in seven years and is amortized in equal monthly payments, and a $25.0 million revolving loan with a $15.0 million sublimit for letters of credit, which matures in October 1999. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.44% as of March 31, 1997. The Company pays a fee for the unused portion of the revolving loan. As of March 31, 1997, availability under the revolving loan was approximately $10.0 million, with outstanding borrowings of approximately $10.1 million and outstanding letters of credit of approximately $4.9 million. The credit facility is secured by all of the Company's assets.

The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.5% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 1997 was $12.6 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility. Outstanding letters of credit as of March 31, 1997 were $4.9 million.

FLUCTUATIONS IN QUARTERLY RESULTS

The Company generally has experienced higher sales activity during its second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. As a result, income from operations and net income typically are higher for the second and third quarters than for the first and fourth quarters of the fiscal year.


INFLATION

The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally low rates of inflation in the economy and the Company's historical ability to pass purchase price increases to its customers in the form of sales price increases. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.


SUBSEQUENT EVENTS

On April 15, 1997, the Company completed an initial public offering of its common stock with 2.2 million shares being sold by the Company at $8.00 per share (including 300,000 overallotment shares subsequently sold on May 2, 1997). The net proceeds of approximately $15.9 million have been or will be used to pay the Company's estimated S Corporation distribution of $11.2 million and to reduce the loans of $4.7 million outstanding under its revolving credit facility.

In April 1997, the Company purchased substantially all of the assets of an industrial gas and welding supply distributor and a fire safety equipment distributor for an aggregate purchase price of approximately $4.3 million. These acquisitions were financed by borrowings under the Company's credit facility and a note payable to the one of the sellers.


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, was issued in March 1995. SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of in future periods. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997. The adoption of SFAS No. 121 did not have any effect on the Company's financial position or results of operations for the six months ended December 31, 1996.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued in October 1995. The Company will be required to adopt the new standard no later than fiscal 1997, although early adoption is permitted. This standard establishes the fair value based method (the SFAS 123 Method) rather than the intrinsic value based method as the preferred accounting methodology for stock-based compensation arrangements. Entities are allowed to either (i) continue to use the intrinsic value based methodology in their basic financial statements and provide in the footnotes pro forma net income and earnings per share information as if the SFAS 123 Method had been adopted or
(ii) adopt the SFAS 123 Method. Following adoption, the Company anticipates providing the required disclosures in the notes to its financial statements.

Financial Accounting Standard Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share (EPS) data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

Financial Accounting Standard Board Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entities capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its disclosure.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits:

                  See Exhibit Index on page 23.

        (b)       Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VALLEY NATIONAL GASES INCORPORATED



May 23, 1997                        /s/ Robert D. Scherich
                                    --------------------------------------------
                                        Robert D. Scherich
                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   -------------------------------------------------------------

3.1 Articles of Amendment of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File
                 No. 333-19973)

3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-19973)

11.1             Computation of Earnings Per Share

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)