Form 10-K405
period 1997-06-30
VALLEY NATIONAL GASES INC
filed 1997-09-26
CIK 1030715

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1997

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from

       ___________________________ to ___________________________

                       COMMISSION FILE NUMBER 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            23-2888240
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                 67 43RD STREET
                         WHEELING, WEST VIRGINIA 26003
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (304) 232-1541
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EXCHANGE
               TITLE OF EACH CLASS               ON WHICH REGISTERED
               --------------------              --------------------
                       None                              None

     Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, $.001 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]      No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on August 28, 1997, as reported on the Nasdaq Stock Market, was $25,953,120.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 28, 1997 are incorporated by reference in response to Part III.

================================================================================

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                                     PAGE NO.
----                                                                                     --------
 1.     Business......................................................................       1
 2.     Properties....................................................................       7
 3.     Legal Proceedings.............................................................       8
 4.     Submission of Matters to a Vote of Security Holders...........................       8

                                           PART II
 5.     Market for the Company's Common Stock and Related Stockholder Matters.........       8
 6.     Selected Financial Data.......................................................       9
 7.     Management's Discussion and Analysis of Financial Condition and Results
        of Operations.................................................................      10
 8.     Financial Statements and Supplementary Data...................................      15
 9.     Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure....................................................................      15

                                           PART III
10.     Directors and Executive Officers of the Company...............................      16
11.     Executive Compensation........................................................      17
12.     Security Ownership of Certain Beneficial Owners and Management................      17
13.     Certain Relationships and Related Transactions................................      17

                                           PART IV
14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............      18

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $73.9 million in fiscal 1997. In fiscal 1997, gases accounted for approximately 42% of net sales, welding equipment and supplies accounted for approximately 44% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

     The Company's gas operations consist primarily of the packaging and mixing of industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and the transportation of these cylinders to customers from one of the Company's 44 distribution and retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of the Company's cylinders. The Company owns approximately 315,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will extend on average for 50 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic tanks and propane tanks which are also rented to bulk gas customers. The Company owns approximately 11,000 bulk propane tanks and 260 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to aggressively pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 42 acquisitions. Since July 1, 1996, the Company has acquired six independent distributors, adding approximately $25 million in annualized sales. On September 11, 1997 the Company entered into a definitive agreement for the purchase of a distributor having approximately $7 million in annualized sales. This transaction is expected to close within 30 days. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Acquisitions will be financed primarily with borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

INDUSTRY OVERVIEW

  GENERAL

     Historically, the industrial gas distribution business had a base of customers engaged primarily in metal fabrication. In order to better serve these customers, industrial gas distributors have also traditionally sold welding equipment and supplies. As certain sectors of the economy have grown, such as the electronics and chemicals industries, and as new applications for gases have developed, the customer base of the industry has significantly broadened to include almost every major industry, including health care, electronics, chemicals, aerospace, beverages, environmental remediation, food processing, oil and gas, and primary metals, as well as metal fabrication.

     The industrial, medical and specialty gas industry consists of two major segments, the bulk segment and the packaged gas segment. The bulk segment supplies gases to customers with large volume requirements, generally by truck or pipeline to a customer's facility, or in some cases by the actual construction of a gas production plant at a customer's facility. This segment is primarily supplied by the major gas producers in the United States, although some large distributors, such as the Company, selectively participate in the small bulk gas market.

     The Company competes primarily in the packaged gas segment, which consists of the packaging, mixing and distribution of gases to customers with smaller volume needs or requirements for specially blended or purified gases. This segment of the industry is estimated to have sales of $6 billion in the United States, including sales of welding equipment and supplies. Participants in this segment can be further divided into two groups, large multi-state distributors with annual sales exceeding $25 million, and smaller, privately owned companies with few or single locations and annual sales below $25 million. Management believes that large, multi-state distributors, including the Company, account for approximately 50% of sales in the packaged gas segment. Management estimates that the remaining sales are generated by approximately 750 smaller distributors, many of which it believes are potential candidates for acquisition by larger distributors in the current wave of industry consolidation.

     The Company believes that the following characteristics make the distribution of packaged gases attractive and different from ordinary industrial distribution: (i) the production, packaging and mixing of gases, as well as the logistics of a large distribution network, require significant knowledge and expertise; (ii) customers expect technical support and assistance in a wide variety of gas applications; and (iii) the currently existing logistical framework is unlikely to change significantly because of the economics associated with the delivery and exchange of cylinders.

  INDUSTRY CONSOLIDATION

     The industry is undergoing significant consolidation, a trend which began in the early 1980's. The Company believes there are many reasons for this trend, including:

  - Many of the owners who started welding supply distributors after World War II are reaching retirement age without qualified succession.

  - Small distributors are facing increasing competition from large distributors who generally operate with lower cost structures due to economies of scale.

  - Rapid changes in technology in recent years are providing opportunities for more efficient order entry, inventory and distribution management. Larger distributors are more likely to have the capital and human resources to take advantage of these opportunities, thereby creating greater cost and service reliability advantages.

  - Larger customers are demanding additional services from their suppliers in such areas as automated order entry, automated restocking and applications technology support. These services require an investment in technology and equipment that many smaller distributors are incapable or unwilling to make.

  - The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires human resource expertise, which is difficult for the smaller distributor to access and maintain.

  - The acquisition of a distributor generally requires greater financial resources than in the past because the businesses are generally larger, sellers often demand full payment in cash, and sellers and major industrial gas producers appear to be less willing to provide financing.

     The Company believes this consolidation trend will continue, providing opportunities for those distributors, such as the Company, who have the financial and human resources to acquire and effectively assimilate acquisitions into their base business. The Company believes that distributors who fail to successfully participate in this consolidation trend and achieve a strong or leading position in their market areas will be at a cost disadvantage in the long term.

     In recent years, the propane industry has also been undergoing consolidation for many of the same reasons as the industrial gas industry. The Company has been taking advantage of this consolidation trend through selective acquisitions. Except for a few large companies, the propane distribution industry is highly fragmented. Industry sources indicate there are approximately 7,000 retail propane companies operating 13,500 local distribution centers nationwide. The Company believes that the 50 largest propane distributors have less than a 50% share of the approximately nine billion gallon annual market.

  ECONOMIC CHARACTERISTICS OF THE INDUSTRY

     The industrial gas industry is mature with real growth consistent with growth in the overall economy. Gas sales tend to be less adversely impacted by a decline in general economic conditions than the sale of welding equipment and supplies. Management believes that the industrial gas distribution business is relatively resistant to downturns in the business cycle due to the following factors: (i) the industry has a broad and diverse customer base; (ii) gases frequently represent a fixed component of operating costs which does not decline with production levels; (iii) gases are required for maintenance and renovation activities, which tend to increase during economic downturns; (iv) industries less impacted by economic downturns are major purchasers of industrial gases; and (v) gas purchases represent a small portion of operating expenses and, therefore, are not a large cost cutting item. The total market for industrial gases has continued to expand due to strong growth in certain segments, such as electronics, food processing and health care, and significant growth from new applications for industrial gases. However, other activities which use industrial gases, such as metal fabrication, have declined in recent years.

BUSINESS STRATEGY

     The Company has implemented a strategic plan designed to (i) sustain profitable growth through the acquisition of key distributors in selected markets, (ii) achieve and maintain a low-cost supplier position in each market segment where the Company participates and (iii) build a unified, cohesive organization, staffed by skilled employees who are responsive to changing customer requirements.

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of the 42 distributors. The Company's acquisitions historically have been financed, and the Company expects that future acquisitions will be financed, primarily with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its Common Stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

     Acquisition Strategy. The Company intends to continue to focus its acquisition efforts both on market areas where the Company has an existing presence and on new areas where it believes it can achieve a leading presence. The Company believes there are many potential acquisition candidates with operations in these market areas. The Company seeks to achieve operating efficiencies when it acquires a distributor in an overlapping or contiguous market area by closing redundant locations, eliminating a significant portion of the acquired distributor's overhead and consolidating distribution routes. Acquisitions in new markets allow the Company to achieve operating efficiencies through volume discounts on purchases, lower administrative and professional expenses and the purchase of new equipment to replace inefficient equipment and equipment previously leased at relatively expensive lease rates.

     The Company believes that its principal competitive advantages in acquiring distributors are (i) its flexibility in structuring acquisitions to meet the concerns of sellers, (ii) its ability to offer sellers a continuing role in management and (iii) its methodology in assimilating acquisitions. The Company also believes it has a well organized acquisition program which utilizes individuals who are well respected in the industry and who have extensive experience in evaluating and negotiating transactions with distributor owners. Based upon the Company's experience, price is not always the primary determining factor in a selling distributor's choice of a buyer. Most owners of independent distributors are sensitive as to whom they sell their business and have concern for the well being of their employees after the acquisition. The Company has found that relationships, existing competitive rivalry and reputation are key elements in the success of acquiring most small, privately-owned distributors. The Company believes it has earned an excellent reputation for treating fairly the employees of businesses it has acquired, providing them with competitive wages and benefits and opportunities for advancement within the scope of the Company's operations.

     Competition for Acquisitions. In seeking to acquire distributors, the Company competes with the major industrial gas producers and national and regional gas distributors. The largest national distributor is Airgas, Inc. ("Airgas") which has been growing through acquisitions since the mid-1980's. The Company expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with the

Company for acquisitions. The Company believes that Praxair Inc. ("Praxair") and AGA Gas, Inc. are the only major industrial gas producers who are actively soliciting independent distributors for purchase at this time, but that both have self-imposed size and geographic constraints. The Company also believes that some major industrial gas producers have limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. The smaller independent distributors with which the Company competes for acquisitions generally do not seek acquisitions beyond their immediate geographic region.

     Acquisition Process. The Company has established formal procedures for locating, investigating and valuing potential distributor acquisitions. Criteria used by the Company in evaluating potential acquisitions include (i) a history of profitability, (ii) realistic projections of future performance, (iii) a sales mix which is or has the potential to become weighted towards the sale of gases, which generally have higher profit margins than welding equipment and supplies, (iv) a cylinder gas market which is serviced primarily by independent distributors, as opposed to industrial gas producers and (v) availability of qualified management and key personnel.

     Assimilation of Acquired Businesses. The Company believes that the effective assimilation of acquired businesses into the Company's existing operations is critical to the success of the Company's acquisition strategy. The Company has established a transition team comprised of selected personnel with technical expertise in various areas, such as purchasing, accounting, operations and sales. This team has primary responsibility for converting the acquired business from its existing methods and practices to those used by the Company. A primary goal of the assimilation process is to instill the Company's culture into the new operations. The Company believes the ability to instill its culture provides a distinct and key competitive advantage. This is partly accomplished by requiring the adoption of uniform policies and procedures which support the Company's operational strategies.

  ACHIEVE AND MAINTAIN POSITION AS A LOW-COST SUPPLIER

     The Company strives to produce, package and market the Company's products and services at costs which are lower than its local market competitors. This is achieved by optimizing branch size and location, requiring adherence to the Company's uniform policies and procedures, taking advantage of volume discount purchases not available to smaller competitors and utilizing the Company's management information systems. Where branch size is suboptimal, the Company has developed alternatives to increase size or profitability through growth or product diversification. The Company has implemented a "best practices" program involving the identification of the most effective method of performing a specific activity, such as inventory control, and has adopted procedures and training to implement the practice as a standard throughout the Company's operations.

     The Company has made a significant investment in its management information systems as part of its strategy to be a low cost supplier. The Company has installed an integrated company-wide point-of-sale data entry system that provides current information on inventory levels and account status. The Company believes significant costs savings have resulted from the increased ability to efficiently manage inventory levels and accounts payable.

     The Company believes the selective addition of complementary product offerings will enable it to better serve its diverse, expanding customer base, reach new customers, increase sales in existing locations and leverage its distribution system. For this reason, the Company has focused in recent years on expanding its propane business. The addition of propane distribution at existing Company locations has proven to be advantageous by providing the opportunity to leverage fixed costs at existing locations, thereby creating economies of scale. Certain Company locations are more attractive than others for propane distribution, due primarily to residential growth potential and existing branch size. In addition to propane, the Company believes that fire safety equipment, currently a very small component of total sales, may be suitable for distribution to portions of the Company's existing customer base.

  ENHANCE ORGANIZATIONAL STRENGTH

     The Company believes that to be competitive in attracting and maintaining customers it must have a skilled and responsive work force dedicated to providing excellent service. The Company works to instill a service culture through various operational policies. The Company places special emphasis on customer service, including the ability to quickly respond to technical questions on products and applications. The Company believes this is a key value provided to its customers. The Company commits significant resources to the training and education of its employees through various programs.

     The Company strives to utilize to the fullest extent its existing management resources. The Company recently restructured certain management reporting relationships and areas of responsibility to place operating and financial responsibility at the local market level, thereby eliminating a layer of management and improving communication. These changes also allowed the Company to redirect the focus of certain key management members on important operating issues, such as system logistics, training, budgeting and overall operating performance, that are vital to managing the Company's growth.

PRODUCTS

     Gases packaged and distributed by the Company include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide, specialty gases and propane. Specialty gases include rare gases, high-purity gases and blended, multi-component gas mixtures. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     In fiscal 1997, the Company sold approximately eight million gallons of propane to approximately 2,000 residential, commercial and industrial users. Propane sales accounted for approximately 8% of net sales in fiscal 1997. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for fork lifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facility in West Mifflin, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 1997, acetylene accounted for approximately 3% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 1994, 1995, 1996 and 1997 for each of the following products and services:

                                                                YEARS ENDED JUNE 30,
                                                        -------------------------------------
                                                        1994       1995       1996       1997
                                                        ----       ----       ----       ----
    Gases............................................   47.5%      47.2%      45.9%      42.2%
    Welding equipment and supplies...................   37.5       38.0       39.7       44.4
    Cylinder rental..................................   15.0       14.8       14.4       13.4

CUSTOMERS

     The Company currently has more than 46,000 customers, none of which accounted for more than 1% of net sales in fiscal 1997. In fiscal 1997, approximately 18% of the Company's net sales were to metal production and fabrication customers. Other major industry categories represented by the Company's customer base includes manufacturing at 13%, health care at 8%, construction at 7%, services at 8%, mining at 5%, and oil and chemicals at 4% of net sales. The customer base also includes smaller distributors who are in close proximity to one of the Company's larger packaging facilities and find it economically advantageous to source certain products from the Company.

     The Company believes the industry has been characterized by relatively high customer loyalty because of the importance of quality service and personal relations. This characteristic has made it difficult for new entrants in a market to acquire existing customers. However, service requirements for certain large customers are becoming more demanding and sophisticated and the Company expects that this will result in more account turnover in the future.

     For some larger volume customers, bulk cryogenic products are delivered in transports to cryogenic tanks at the customer location. The Company serves small bulk customers only where it can compete effectively with producers, primarily on the basis of service and the supply of other products, such as cylinder gases and hard goods.

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to the costs associated with the delivery of cylinders. Therefore, the aggregate national market of $6 billion consists of hundreds of regional markets with an estimated size of $5 million to $100 million in annual sales. The Company believes the average market size is approximately $20 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 60 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with the Company's suppliers to address difficult or innovative customer application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts.

     Smaller accounts are usually served from "walk in" retail locations, where the gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow the customer easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. The Company's advertising efforts are limited as management does not consider advertising to be a significant factor in generating sales.

COMPETITION

     Competition is almost always on a regional market basis and is based primarily on customer loyalty, service and, to a lesser extent, price. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. The Company competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey and North Carolina. The Company believes it has a strong or leading position in most of the markets it serves.

     While the Company competes with the distribution subsidiaries of the major industrial gas producers, the Company does not believe that the production of industrial gas provides these producers with a significant competitive advantage because in most cases, the cost for base gases represents a relatively minor component of the total selling price in comparison to the packaging and distribution expenses.

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 80% of the Company's gas purchases in fiscal 1997. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 82 primary vendors, of which purchases from the top five vendors represented approximately 56% of total purchases in fiscal 1997. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

     The Company purchases propane from pipeline sources at various supply points in its market areas, generally on a short-term basis at prevailing market prices. The Company historically has been able to adjust prices to customers to reflect changes in product cost, which varies with season and availability. The Company is not dependent upon any single supplier for propane and supplies have historically been readily available. A significant portion of the Company's propane sales are made to industrial customers. As a result, the Company's sales are less seasonal than those of many competitors in the propane market who focus on the residential segment. Because of the Company's off-peak season demand, the Company believes that it would be less likely than some distributors to be placed on allocation by suppliers during a period of tight supply and accordingly would receive adequate supplies to meet customer demand.

EMPLOYEES

     At June 30, 1997, the Company employed 462 people, of whom approximately 12% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 61% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

     The Company believes that continuing education is necessary for its employees to achieve and maintain the skills required to be effective in today's competitive environment. At its Wheeling, West Virginia training center, the Company provides a variety of programs and courses covering all phases of operations, sales, safety and distribution. Key suppliers also provide employees product training relating primarily to welding and gas application technology.

REGULATORY MATTERS

     The Company is subject to federal and state laws and regulations adopted for the protection of the environment, and the health and safety of employees and users of its products. In addition, the Company voluntarily complies with applicable industry safety standards. Management believes that the Company is in substantial compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards will not have a material adverse effect on the Company.

PRODUCT LIABILITY AND INSURANCE

     The Company maintains insurance coverage which it believes to be adequate. The nature of the Company's business may subject it to product liability lawsuits. To the extent that the Company is subject to claims which exceed its liability insurance coverage, such suits could have a material adverse effect on the Company. The Company has not suffered any material losses from such lawsuits in the past.

ITEM 2. PROPERTIES

     The Company owns approximately 315,000 cylinders, 11,000 bulk propane tanks and 260 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 50 years or longer. Bulk tanks have useful lives generally less than those of cylinders.

     The Company has 44 industrial gas and welding supply distribution locations in ten states, fifteen of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of space located in Wheeling, West Virginia.

     Most of the specialty gas products sold by the Company are purified, packaged and mixed at a facility operated by the Company in Evans City, Pennsylvania. This facility normally processes approximately 30,000 cylinders per month, but has capacity to process approximately 50% more volume, which the Company believes would be sufficient to meet increased volume requirements in the future.

     All of the Company's facilities are leased on terms which the Company believes are consistent with commercial rental rates prevailing in the surrounding rental market. The Company believes that its facilities are adequate for its needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. There is currently one such lawsuit pending against the Company. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of the pending matter discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on April 10, 1997 on the Nasdaq National Market under the symbol "VNGI". As reported by Nasdaq, the high and low sales prices of the Company's stock for the fourth quarter ended June 30, 1997 were $10.50 and $8.00, respectively.

     On September 16, 1997, there were 98 record holders of the Company's common stock.

     The Company has not paid any cash dividends since its initial public offering, and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business. The payment of dividends is prohibited by certain covenants in the Company's credit facility.

ITEM 6. SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

                                                             YEARS ENDED JUNE 30,
                                            -------------------------------------------------------
                                             1993        1994        1995        1996       1997(1)
                                            -------     -------     -------     -------     -------
                                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales..............................   $35,251     $39,166     $44,914     $53,612     $73,905
  Depreciation and amortization..........     2,324       2,790       3,112       4,700       6,673
  Operating income.......................     3,281       3,828       4,183       5,000       4,493
  Interest expense.......................     1,204       1,038       1,072       1,561       2,158
  Income taxes (2).......................        --          --          --          --       3,655
  Net income (loss)......................     2,419       3,061       3,555       4,101        (845)
Pro forma earnings per share (3).........     $0.20       $0.25       $0.29       $0.34      $(0.27)
Pro forma weighted average shares
  outstanding (4)........................     7,267       7,267       7,267       7,267       8,501
Balance Sheet Data:
  Working capital........................     4,376       5,116       6,327       7,218       9,685
  Total assets...........................    25,268      27,133      33,421      45,491      67,806
  Current portion of long-term debt......     2,340       1,852       2,135       2,737       3,928
  Long-term debt.........................    10,494      10,079      12,964      19,507      28,787
  Other non-current liabilities (2)......       353         355         478         590       5,317
  Shareholders' equity...................     9,529      11,648      13,796      16,371      21,230

---------

(1) Fiscal year 1997 includes special noncash charges of $1.9 million ($1.1 million net of taxes) related to the issuance of stock, in conjunction with the Company's initial public offering, to executives and a director to satisfy deferred compensation and consulting agreements.

(2) Until April 10, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with the initial public offering of its common stock and become a C Corporation. Upon termination of the S Corporation election, the Company was required to recognize $3.9 million of deferred income taxes in the final quarter of fiscal year 1997.

(3) Reflects pro forma income taxes at 40% for periods prior to April 10, 1997.

(4) Fiscal year 1997 pro forma shares include shares assumed to be issued to cover the excess of S corporation distributions over current period earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $73.9 million in fiscal 1997. In fiscal 1997, gases accounted for approximately 42% of net sales, welding equipment and supplies accounted for approximately 44% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 26 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

     Historically, the Company's gross profit margins as a percentage of sales have been higher on the sale of gases than on the sale of welding equipment and supplies ("hard goods"). As a result of recent acquisitions of some distributors with a higher proportion of hard goods to gas sales, the Company's average gross profit as a percentage of sales has decreased in comparison to prior years. Future acquisitions may affect this pattern depending upon the product mix of the acquired businesses.

     Until April 10, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with the initial public offering of its common stock and become a C Corporation. Upon termination of the S Corporation election, the Company was required to recognize $3.9 million of deferred income taxes in the final quarter of fiscal year 1997.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's statements of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.

                                                                AS A PERCENTAGE OF NET SALES
                                                                    YEARS ENDED JUNE 30,
                                                           --------------------------------------
                                                           1994       1995       1996       1997
                                                           -----      -----      -----      -----
Net sales...............................................   100.0%     100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..........................................    43.0       44.4       44.1       46.5
                                                           -----      -----      -----      -----
Gross profit............................................    57.0       55.6       55.9       53.5
Operating and administrative expenses...................    40.1       39.4       37.8       35.9
Depreciation and amortization...........................     7.1        6.9        8.8        9.0
Special charges (1).....................................      --         --         --        2.5
                                                           -----      -----      -----      -----
Income from operations..................................     9.8        9.3        9.3        6.1
Interest expense........................................     2.7        2.4        2.9        2.9
Other income............................................     0.7        1.0        1.2        0.6
                                                           -----      -----      -----      -----
Net income before taxes.................................     7.8        7.9        7.6        3.8
Provision for income taxes
  Deferred income taxes.................................      --         --         --      (0.3)
  Termination of S corporation status (1)...............      --         --         --        5.2
                                                           -----      -----      -----      -----
  Total provision for income taxes (2)..................      --         --         --        4.9
                                                           -----      -----      -----      -----
Net income..............................................     7.8%       7.9%       7.6%      (1.1)%
                                                           =====      =====      =====      =====

---------

(1) Special one-time noncash charges were recorded in conjunction with the initial public offering of the Company's common stock of (i) $1.9 million ($1.1 million net of taxes) for shares issued to executives and a director to satisfy deferred compensation and consulting agreements, and (ii) $3.9 million for recognition of the deferred tax liability related to termination of the S corporation status.

(2) For all periods prior to April 10, 1997, the Company elected to be treated as an S Corporation. As a result, the income of the Company was taxed for federal and state purposes directly to the Company's shareholders rather than to the Company.

  COMPARISON OF YEARS ENDED JUNE 30, 1997 AND 1996

     Net sales increased 37.9%, or $20.3 million, to $73.9 million from $53.6 million for the years ended June 30, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $17.5 million of the increase in net sales, while same store sales growth contributed $2.8 million of the increase. Gases and cylinder income represented 55.6% of net sales for the year, with hard goods representing the remaining 44.4%. In comparison, net sales for the prior year reflected gases and cylinder income as 60.3% and hard goods as 39.7%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months that as a consolidated group have had a sales mix of 40.2% gases and cylinder income and 59.8% hard goods. The Company believes that the base of hard good customers related to these acquisitions provides it the opportunity to build gas and cylinder business in the future.

     Gross profit, which excludes depreciation and amortization, increased 31.9%, or $9.6 million, to $39.6 million for the year, compared to $30.0 million for the prior year. Acquisitions made during the preceding twelve months contributed $8.1 million of the increase in gross profit, while same stores contributed $1.5 million of the increase. Gross profit as a percentage of net sales was 53.5% for the year, compared to 55.9% for the prior year. This change reflects an increase in the proportion of hard good sales, which have a lower gross profit margin as a percentage of net sales than gases, primarily related to acquisitions made during the year.

     Operating and administrative expenses increased 30.6%, or $6.2 million, to $26.5 million for the year, compared to $20.3 million for the prior year. Of this increase, $5.1 million was related to acquired businesses, with the balance of the change attributable to increased facility lease costs and normal inflation of wages, benefits, repairs and operating supplies. Depreciation and amortization expense increased $2.0 million for the year, primarily as a result of acquisitions made during the last twelve months. Special one-time noncash charges of $1.9 million ($1.1 million net of taxes) were recorded during the final quarter reflecting the issuance of stock at the time of the initial public offering to executives and a director to satisfy obligations under certain deferred compensation and consulting agreements.

     Interest expense increased 38.2%, or $0.6 million, to $2.2 million for the year, compared to $1.6 million for the prior year. This increase reflects the impact of additional borrowings related to acquisitions, partially offset by reduced average interest rates resulting from the refinancing of the Company's credit facility.

     A net loss of $0.8 million was recorded for the fiscal year ended June 30, 1997, which included one-time charges of $1.9 million ($1.1 million net of taxes) and $3.9 million for the recording of the noncash compensatory charges and the recognition of the deferred tax liability resulting from the termination of the S corporation status. Assuming a 40% tax rate for the period prior to April 10, 1997, the Company had a pro forma loss of $2.3 million for the year compared to pro forma earnings of $2.5 million for the prior year. Pro forma earnings for the current year, before the effect of the $5.0 million in one-time charges, were $2.7 million.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges increased 30.6%, or $3.1 million, to $13.5 million for the year, compared to $10.4 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

  COMPARISON OF YEARS ENDED JUNE 30, 1996 AND 1995

     Net sales increased 19.4%, or $8.7 million, to $53.6 million from $44.9 million in fiscal 1996 and fiscal 1995, respectively. Acquisitions contributed $7.7 million of the increase in net sales, while base business growth contributed $1.0 million of the increase. The fiscal 1996 sales mix of 60.3% gases and cylinder income and 39.7% hard goods compared to fiscal 1995 sales mix of 62.0% gases and cylinder income and 38.0% hard goods, reflecting the effect of acquisitions made during fiscal 1996 that had a sales mix of 42.2% gases and cylinder income and 57.8% hard goods.

     Gross profit, which excludes depreciation and amortization, increased 20.1%, or $5.0 million, to $30.0 million from $25.0 million in fiscal 1996 and fiscal 1995, respectively. Acquisitions contributed $4.7 million of the increase in gross profit, while the base business contributed $0.3 million of the increase. Gross profit as a percentage of net sales improved to 55.9% in fiscal 1996, compared to 55.6% in fiscal 1995, with improvements in gross profit as a percentage of sales for each of the product groups being partially offset by sales of hard goods increasing to 39.7% of net sales compared to 38.0% of net sales in fiscal 1995.

     Operating and administrative expenses increased 14.7%, or $2.6 million, to $20.3 million from $17.7 million in fiscal 1996 and fiscal 1995, respectively. Acquisitions contributed substantially all of this increase. Operating and administrative expenses as a percentage of net sales improved to 37.8% in fiscal 1996, compared to 39.4% in fiscal 1995, reflecting the leveraging of general and administrative costs as net sales were added from acquisitions. Depreciation and amortization expense increased $1.6 million in fiscal 1996 compared to fiscal 1995, reflecting increased spending for acquisitions and capital expenditures. Interest expense increased $0.5 million in fiscal 1996 compared to fiscal 1995 reflecting increased borrowings to finance acquisitions.

     Net income increased 15.4%, or $0.5 million, to $4.1 million from $3.6 million in fiscal 1996 and fiscal 1995, respectively. Earnings before interest, taxes, depreciation and amortization increased 33.9%, or $2.7 million, to $10.4 million from $7.7 million in fiscal 1996 and fiscal 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

     At June 30, 1997, the Company had working capital of $9.7 million and long term debt of $28.8 million, compared to $7.3 million and $19.5 million, respectively, at June 30, 1996. In conjunction with the Company's initial public offering of its common stock, $1.9 million of long term debt was retired with shares of common stock, but remains subject to a put right by the holders to convert the shares back to debt, plus accrued interest, for a period of three years.

     Net cash provided by operating activities increased $1.6 million, to $9.0 million for fiscal year 1997, compared to $7.4 million for the prior year. Cash used for acquisitions was approximately $10.2 million and $6.4 million for fiscal 1997 and 1996, respectively. Capital expenditures, made primarily for the purchase of cylinders, tanks and delivery trucks, were approximately $4.0 million and $3.6 million for fiscal 1997 and 1996, respectively. Net proceeds, after related expenses, from the initial public offering in April 1997 of approximately $15.7 million were used to pay the Company's estimated S corporation distribution of $11.1 million with the balance of $4.6 million used to reduce outstanding borrowings.

     On October 4, 1996, the Company entered into a new credit facility totaling $38.0 million, consisting of a $13.0 million term loan, which matures in seven years and is amortized in equal monthly payments, and a $25.0 million revolving loan with a $15.0 million sublimit for letters of credit, which matures in October 1999. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.4% as of June 30, 1997. The Company pays a fee for the unused portion of the revolving loan. As of June 30, 1997, availability under the revolving loan was approximately $10.0 million, with outstanding borrowings of approximately $9.1 million and outstanding letters of credit of approximately $5.9 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 1997 and 1996 was $12.2 million and $3.8 million, respectively. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility. Outstanding letters of credit as of June 30, 1997 and 1996 were $5.9 million and $1.9 million, respectively.

     The Company believes that cash generated from operations, borrowing availability under its credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy the Company's requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months. The Company has no plans at this time to issue additional shares of common stock.

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

SUBSEQUENT EVENTS

     On July 1, 1997 the Company acquired all of the stock of an industrial gas and welding supply distributor having approximately $2 million in annualized sales. The purchase was financed with a combination of cash, borrowings under the credit facility and long-term notes with the sellers. On September 11, 1997 the Company entered into an agreement for the purchase of all of the stock of an industrial gas and welding distributor having approximately $7 million in annualized sales. The Company expects this transaction to close within 30 days and to be financed with borrowings under the credit facility and notes with the sellers.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, was issued in March 1995. SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of in future periods. The Company adopted the provisions of SFAS No. 121 in the first quarter of fiscal 1997. The adoption of SFAS No. 121 did not have any effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued in October 1995. The Company adopted the new standard in fiscal 1997. This standard establishes the fair value based method (the "SFAS 123 Method") rather than the intrinsic value based method as the preferred accounting methodology for stock-based compensation arrangements. Entities are allowed to either (i) continue to use the intrinsic value based methodology in their basic financial statements and provide in the footnotes pro forma net income and earnings per share information as if the SFAS 123 Method had been adopted or (ii) adopt the SFAS 123 Method. The Company provided the required disclosures in the notes to its financial statements.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based upon current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed will be achieved. Important risk factors include, but are not limited to, the Company's ability to make and assimilate acquisitions, continued availability of financing, managing rapid growth, competition, dependence on key personnel, dependence on key suppliers, control by principal shareholder, uncertainties regarding accidents or litigation which may arise in the normal course of business and effects of changes in the economy, monetary and fiscal policies, laws and regulations, inflation and fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company and the Independent Accountants' report thereon listed in the accompanying Index to Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no change in the Company's accountants during the two most recent years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors and executive officers of the Company are as follows:

                                          YEARS
                                        EXPERIENCE
                                            IN
             NAME                AGE     INDUSTRY                       POSITION
------------------------------   ---    ----------    ---------------------------------------------
Gary E. West..................   60         27        Chairman of the Board of Directors
Lawrence E. Bandi.............   43         23        President, Chief Executive Officer, Director
John R. Bushwack..............   46         21        Executive Vice President, Chief Operating
                                                      Officer, Director
Robert D. Scherich............   37          1        Chief Financial Officer
Ben Exley, IV.................   50          1        Director
James P. Hart.................   43          1        Director
William A. Indelicato.........   58         28        Director
R. Bruce Kraemer..............   52         30        Director
August E. Maier...............   68         14        Director

     GARY E. WEST, CHAIRMAN OF THE BOARD. Mr. West has served as Chairman of the Board of Directors of the Company since 1984. From 1970, when he purchased the Company, to March 1995, Mr. West served as President of the Company. Mr. West is primarily responsible for the growth and success of the Company. Mr. West has also served as President of West Rentals, Inc. and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. Since June 1993, he has served as a director of WesBanco Wheeling, and since June 1990 he has served as a director of H.E. Newmann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.

     LAWRENCE E. BANDI, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Bandi has served as President and Chief Executive Officer of the Company since March 1995 and April 1991, respectively, and as a director of the Company since March 1984. Mr. Bandi has held various positions with the Company since joining it in 1974. Mr. Bandi is a Director of the Ohio Valley Industrial and Business Development Corporation, a private corporation established for the purpose of attracting various business entities to West Virginia. Mr. Bandi received his Bachelor of Science degree in Accounting from Wheeling College and his Masters in Business Administration degree from Wheeling Jesuit College.

     JOHN R. BUSHWACK, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Bushwack has served as the Executive Vice President, Chief Operating Officer and a director of the Company since January 1997. From 1991 to 1996, Mr. Bushwack served in various positions with the Company, including Executive Vice President of Sales and Acquisitions, Vice President of Sales and Acquisitions, Vice President of Sales and General Manager. From 1987 to 1990, Mr. Bushwack served as President of the Harvey Company, a gas distributor, and from 1990 to 1991 he served as Vice President and director of Linde Gases of the Great Lakes, also a gas distributor. In addition, Mr. Bushwack has been a director of Convenient Care Products Group, Ltd., a division of Westmoreland Health System, since 1991.

     ROBERT D. SCHERICH, CHIEF FINANCIAL OFFICER. Mr. Scherich has served as the Company's Chief Financial Officer since May 1996. From January 1993 to April 1996, he served as Controller and General Manager of Wheeling Pittsburgh Steel Corporation, a subsidiary of WHX Corporation, and from January 1988 to December 1993 he served as Division Controller of such corporation. Mr. Scherich was an accountant with Ernst & Whinney from 1981 to 1984. Mr. Scherich received his Bachelor of Science degree in Accounting from Pennsylvania State University and is a Certified Public Accountant.

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. He has served as the President of Ohio Valley Clarksburg, Inc. since 1990 and Bailey Drug Company since 1993, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. since 1994, BankOne Wheeling-Steubenville N.A. since 1991 and Stone & Thomas, a chain of clothing department stores, since 1991. Mr. Exley is a graduate of West Virginia Wesleyan with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

     JAMES P. HART, DIRECTOR. Mr. Hart was elected a director of the Company in January 1997. He has been Vice President and Chief Financial Officer of Industrial Scientific Corporation ("ISC"), a manufacturer of portable instruments used for detecting and monitoring a variety of gases, since August 1994. From March 1984 to August 1994, Mr. Hart was Treasurer and Controller of ISC. Mr. Hart holds a Bachelor of Science degree in Accounting from the University of Scranton.

     WILLIAM A. INDELICATO, DIRECTOR. Mr. Indelicato was elected a director of the Company in January 1997. Mr. Indelicato has been President of ADE Vantage, Inc., a business consulting firm which provides certain services to the Company, since July 1992. From 1988 to 1991, Mr. Indelicato served as General Business Director of Union Carbide Industrial Gases Inc. Mr. Indelicato is also an associate professor of strategic management at Pace University in New York. Mr. Indelicato received his Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and his Masters in Business Administration degree from Pace University.

     R. BRUCE KRAEMER, DIRECTOR. Mr. Kraemer was elected a Director of the Company in January 1997. Mr. Kraemer was the owner of Reading Supplies Inc., a distributor of pipe, valves and fittings, until June 1997 and was President of Weldco from 1985 to 1996 and a sales representative of Weldco from 1966 to 1985. Mr. Kraemer received a degree from the Ohio College of Applied Sciences.

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997. In September, 1997, Mr. Maier became an employee of the Company and now serves as Corporate Director of Field Operations. He served as Chief Executive Officer of Houston Fearless 79, a manufacturer of film processing equipment, from May 1995 until August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive officer of Holox, Inc., a manufacturer and distributor of industrial gases and welding equipment, which is wholly owned by Hoeklos Ltd. of Holland. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Engineering and his Masters in Business Administration degree from the Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 1997, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 1997, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 1997, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The consolidated financial statements of the Company required by this item are listed in the Index to Financial Statements set forth on page F-1.

  (a)(2) Financial Statements Schedules

     The financial statement schedules required by this item are set forth beginning on page S-1. Schedules not filed herewith have been omitted as inapplicable, or not required, or the information is included in the Company's consolidated financial statements or the notes thereto.

  (a)(3) Exhibits

     The exhibits required by this item are listed in the Index to Exhibits set forth on page E-1.

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 26, 1997
                                          /s/ LAWRENCE E. BANDI

                                          --------------------------------------
                                          Lawrence E. Bandi
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                         DATE
-----------------------------------    -----------------------------------   -------------------

         /s/ GARY E. WEST              Chairman of the Board                 September 26, 1997
-----------------------------------
          (GARY E. WEST)

       /s/ LAWRENCE E. BANDI           President, Chief Executive Officer,   September 26, 1997
-----------------------------------    Director
        (LAWRENCE E. BANDI)

       /s/ JOHN R. BUSHWACK            Executive Vice President,             September 26, 1997
-----------------------------------    Chief Operating Officer,
        (JOHN R. BUSHWACK)             Secretary, Director

      /s/ ROBERT D. SCHERICH           Chief Financial Officer               September 26, 1997
-----------------------------------
       (ROBERT D. SCHERICH)

         /s/ BEN EXLEY, IV             Director                              September 26, 1997
-----------------------------------
          (BEN EXLEY, IV)

         /s/ JAMES P. HART             Director                              September 26, 1997
-----------------------------------
          (JAMES P. HART)

     /s/ WILLIAM A. INDELICATO         Director                              September 26, 1997
-----------------------------------
      (WILLIAM A. INDELICATO)

       /s/ R. BRUCE KRAEMER            Director                              September 26, 1997
-----------------------------------
        (R. BRUCE KRAEMER)

        /s/ AUGUST E. MAIER            Director                              September 26, 1997
-----------------------------------
         (AUGUST E. MAIER)

                       VALLEY NATIONAL GASES INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of the Independent Public Accountants.........................................   F-2

Consolidated Balance Sheets as of June 30, 1996 and 1997.............................   F-3

Consolidated Statements of Operations for the years ended June 30, 1995, 1996 and
  1997...............................................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity for the years ended
  June 30, 1995, 1996 and 1997.......................................................   F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1996 and
  1997...............................................................................   F-6

Consolidated Notes to Financial Statements...........................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheets of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary as of June 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
  July 30, 1997 (except for
  the matter discussed in
  Note 15 as to which the
  date is September 11, 1997)

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1996 AND 1997

                                                                                 1996            1997
                                                                              -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................   $ 4,148,546     $ 1,551,949
  Restricted cash..........................................................       400,000              --
  Accounts receivable, net of allowance for doubtful accounts of $140,000
    and $200,750, respectively.............................................     6,701,939      10,299,100
  Inventory................................................................     4,157,906       6,822,171
  Prepaids and other.......................................................       832,899       1,604,181
                                                                              -----------     -----------
      Total current assets.................................................    16,241,290      20,277,401
                                                                              -----------     -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land.....................................................................         7,000          70,842
  Buildings and improvements...............................................     2,664,460       3,578,332
  Equipment................................................................    30,788,676      38,946,506
  Transportation equipment.................................................     5,758,581       6,670,016
  Furniture and fixtures...................................................     1,937,110       2,590,373
                                                                              -----------     -----------
      Total property, plant and equipment..................................    41,155,827      51,856,069
Accumulated depreciation...................................................   (18,029,419)    (21,786,762)
                                                                              -----------     -----------
      Net property, plant and equipment....................................    23,126,408      30,069,307
                                                                              -----------     -----------
OTHER ASSETS:
  Intangibles, net of amortization of $1,745,353 and $3,666,793,
    respectively...........................................................     5,902,885      17,130,777
  Deposits and other assets................................................       220,265         328,610
                                                                              -----------     -----------
      Total other assets...................................................     6,123,150      17,459,387
                                                                              -----------     -----------
TOTAL ASSETS...............................................................   $45,490,848     $67,806,095
                                                                              ===========     ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.....................................   $ 2,736,814     $ 3,928,387
  Accounts payable, trade..................................................     2,835,920       2,984,658
  Accrued compensation and employee benefits...............................     2,970,987       2,965,676
  Other current liabilities................................................       479,126         713,684
                                                                              -----------     -----------
      Total current liabilities............................................     9,022,847      10,592,405
LONG-TERM DEBT, less current maturities....................................    19,506,728      28,787,064
DEFERRED TAX LIABILITY.....................................................            --       3,665,298
OTHER LONG-TERM LIABILITIES................................................       590,181       1,651,733
                                                                              -----------     -----------
      Total liabilities....................................................    29,119,756      44,696,500
                                                                              -----------     -----------
REDEEMABLE COMMON STOCK, par value, $.001 per share,
  issued 235,000 shares....................................................            --       1,880,000
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share--
    Authorized, 30,000,000 shares
    Issued, 18,300,653 and 9,385,084 shares, respectively..................        18,301           9,385
  Paid-in-capital..........................................................        95,914      17,162,396
  Treasury stock, 11,300,653 and -0- shares, respectively, at cost.........    (3,705,000)             --
  Retained earnings........................................................    19,961,877       4,057,814
                                                                              -----------     -----------
      Total stockholders' equity...........................................    16,371,092      21,229,595
                                                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................   $45,490,848     $67,806,095
                                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                         1995            1996            1997
                                                      -----------     -----------     -----------
NET SALES..........................................   $44,914,252     $53,611,979     $73,904,526
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................    19,931,377      23,617,062      34,350,052
                                                      -----------     -----------     -----------
       Gross profit................................    24,982,875      29,994,917      39,554,474
                                                      -----------     -----------     -----------
EXPENSES:
  Operating and administrative.....................    17,688,338      20,295,254      26,508,220
  Depreciation and amortization....................     3,111,516       4,699,608       6,673,004
  Special charges..................................            --              --       1,879,887
                                                      -----------     -----------     -----------
       Total expenses..............................    20,799,854      24,994,862      35,061,111
                                                      -----------     -----------     -----------
       Income from operations......................     4,183,021       5,000,055       4,493,363
                                                      -----------     -----------     -----------
INTEREST EXPENSE...................................     1,071,794       1,561,081       2,157,691
                                                      -----------     -----------     -----------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................       268,313         332,133         290,657
  Rental income (expense)..........................        61,460          81,565          (9,130)
  Gain (loss) on disposal of assets................        25,211          (5,095)         58,474
  Other income (expense)...........................        88,753         253,351         144,728
                                                      -----------     -----------     -----------
       Total other income..........................       443,737         661,954         484,729
                                                      -----------     -----------     -----------
EARNINGS BEFORE INCOME TAXES.......................     3,554,964       4,100,928       2,820,401

PROVISION FOR INCOME TAXES:
  Current provision................................            --              --              --
  Deferred provision...............................            --              --        (234,702)
  Termination of S corporation status..............            --              --       3,900,000
                                                      -----------     -----------     -----------
       Total provision for income taxes............            --              --       3,665,298
                                                      -----------     -----------     -----------
NET EARNINGS (LOSS)................................   $ 3,554,964     $ 4,100,928     $  (844,897)
                                                      ===========     ===========     ===========
         PRO FORMA INFORMATION (UNAUDITED)
NET EARNINGS (LOSS)................................   $ 3,554,964     $ 4,100,928     $  (844,897)
PRO FORMA INCOME TAXES.............................     1,421,986       1,640,371       1,430,302
                                                      -----------     -----------     -----------
PRO FORMA EARNINGS (LOSS)..........................   $ 2,132,978     $ 2,460,557     $(2,275,199)
                                                      ===========     ===========     ===========
PRO FORMA EARNINGS (LOSS) PER SHARE................   $      0.29     $      0.34     $     (0.27)
                                                      ===========     ===========     ===========
WEIGHTED AVERAGE SHARES............................     7,267,074       7,267,074       8,500,641

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                 COMMON STOCK                TREASURY STOCK                                             TOTAL
                            -----------------------    --------------------------     PAID-IN-        RETAINED      STOCKHOLDERS'
                              SHARES        AMOUNT       SHARES         AMOUNT         CAPITAL        EARNINGS         EQUITY
                            -----------    --------    -----------    -----------    -----------    ------------    -------------
BALANCE, June 30, 1994...    18,300,653     $18,301     11,300,653    $(3,705,000)   $        --     $15,334,679     $11,647,980
  Net income.............            --          --             --             --             --       3,554,964       3,554,964
  Dividends paid.........            --          --             --             --             --      (1,407,165)     (1,407,165)
                             ----------     -------     ----------    -----------    -----------     -----------     -----------
BALANCE, June 30, 1995...    18,300,653      18,301     11,300,653     (3,705,000)            --      17,482,478      13,795,779
  Net income.............            --          --             --             --             --       4,100,928       4,100,928
  Contribution of
    capital..............            --          --             --             --         95,914              --          95,914
  Dividends paid.........            --          --             --             --             --      (1,621,529)     (1,621,529)
                             ----------     -------     ----------    -----------    -----------     -----------     -----------
BALANCE, June 30, 1996...    18,300,653      18,301     11,300,653     (3,705,000)        95,914      19,961,877      16,371,092
  Net loss...............            --          --             --             --             --        (844,897)       (844,897)
  Issuance of common
    stock................     2,218,000       2,218             --             --     15,730,059              --      15,732,277
  Issuance of stock
    pursuant
    to compensation
    agreements...........       267,084         267             --             --      2,136,323              --       2,136,590
  Conversion of debt to
    equity...............       135,000         135             --             --      1,079,865              --       1,080,000
  Reclassification of
    redeemable common
    stock outside of
    shareholders'
    equity...............      (235,000)       (235)            --             --     (1,879,765)             --      (1,880,000)
  Retirement of treasury
    stock................   (11,300,653)    (11,301)   (11,300,653)     3,705,000             --      (3,693,699)             --
  Dividends paid.........            --          --             --             --             --     (11,365,467)    (11,365,467)
                             ----------     -------     ----------    -----------    -----------     -----------     -----------
BALANCE, June 30, 1997...     9,385,084     $ 9,385             --    $        --    $17,162,396     $ 4,057,814     $21,229,595
                             ==========     =======     ==========    ===========    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

                                                          1995            1996            1997
                                                       -----------     -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss)...............................    $3,554,964      $4,100,928      $ (844,897)
  Adjustments to reconcile net income to net cash
     provided by operating activities--
       Depreciation.................................     2,737,188       3,437,208       4,324,563
       Amortization.................................       374,328       1,262,400       2,348,441
       Special charges..............................            --              --       1,879,887
       Loss (gain) on disposal of assets............       (25,211)          5,095         (58,474)
       Change in deferred taxes.....................            --              --       3,665,298
       Other long-term liabilities..................        67,571         111,725         888,115
       Changes in operating assets and liabilities--
          Accounts receivable.......................      (256,165)       (527,257)        116,617
          Inventory.................................      (353,250)       (151,906)          2,002
          Prepaids and other........................      (468,183)       (308,617)       (478,841)
          Accounts payable, trade...................       233,207         421,667      (1,959,827)
          Accrued compensation and employee
            benefits................................       437,852        (462,280)     (1,103,723)
          Other current liabilities.................      (103,541)         45,073         187,163
          Deposits and other assets.................       118,620        (511,465)            687
                                                        ----------      ----------      ----------
            Net cash provided by operating
               activities...........................     6,317,380       7,422,571       8,967,011
                                                        ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets..................        66,230         903,621         108,480
  Purchases of property and equipment...............    (4,426,384)     (3,646,899)     (3,993,969)
  Business acquisitions, net of cash acquired.......    (2,806,545)     (6,435,879)    (10,168,931)
  Change in restricted cash.........................            --              --         400,000
                                                        ----------      ----------      ----------
            Net cash used by investing activities...    (7,166,699)     (9,179,157)    (13,654,420)
                                                        ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock........            --              --      15,732,277
  Proceeds from borrowings..........................     4,996,063       6,530,000      27,805,155
  Principal payments on loans.......................    (1,965,495)     (2,458,228)    (28,361,153)
  Prepayment of promissory note.....................            --              --      (1,720,000)
  Dividends paid....................................    (1,407,165)     (1,621,529)    (11,365,467)
                                                        ----------      ----------      ----------
            Net cash provided by financing
               activities...........................     1,623,403       2,450,243       2,090,812
                                                        ----------      ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............       774,084         693,657      (2,596,597)
CASH AND CASH EQUIVALENTS, beginning of period......     2,680,805       3,454,889       4,148,546
                                                        ----------      ----------      ----------
CASH AND CASH EQUIVALENTS, end of period............    $3,454,889      $4,148,546      $1,551,949
                                                        ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1997

1. ORGANIZATION:

     Valley National Gases Incorporated, a Pennsylvania corporation (the Company), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hardgoods and equipment. The Company, through its consolidated subsidiaries has been in operation since 1958 and currently operates in ten states.

     The Company completed its initial public offering on April 10, 1997. Before the initial public offering, Valley National Gases Incorporated operated as a subchapter S corporation. In connection with the initial public offering, the Company terminated its subchapter S status.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The Company held a certificate of deposit of $400,000 which was restricted cash as shown in the accompanying balance sheet as of June 30, 1996. This certificate of deposit was pledged as collateral for a bank loan (original amount $1,250,000) and was released as collateral when the principal balance of the loan was reduced to $850,000 in the year ended June 30, 1997.

     The Company invested in certain repurchase agreements during the year ended June 30.

                                                                 1996           1997
                                                              ----------     ----------
        WesBanco Bank--
          Principal........................................   $3,038,249     $       --
          Accrued interest.................................       74,607             --
                                                              ----------     ----------
                                                              $3,112,856             --
                                                              ==========     ==========
          Weighted average maturity........................     133 days             --
        Bank One--
          Principal........................................   $  476,479     $       --
          Accrued interest.................................          216             --
                                                              ----------     ----------
                                                              $  476,695     $       --
                                                              ==========     ==========
          Weighted average maturity........................        1 day             --
        Balance as of June 30..............................   $3,589,551     $       --
                                                              ==========     ==========
        Average amount outstanding.........................   $2,554,678     $1,746,346
                                                              ==========     ==========
        Maximum amount outstanding.........................   $3,589,551     $3,788,281
                                                              ==========     ==========

     Securities underlying the agreements exceeded the repurchase liability and consisted primarily of certificates of deposit and U.S. government securities held on behalf of the Company. These agreements were collectible upon demand by the Company.

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                                 1996           1997
                                                              ----------     ----------
        Hardgoods..........................................   $3,529,294     $6,043,962
        Gases..............................................      628,612        778,209
                                                              ----------     ----------
                                                              $4,157,906     $6,822,171
                                                              ==========     ==========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties while leasehold improvements are amortized over the shorter of their useful life or the term of the lease as follows:

                                                                                YEARS
                                                                                ------
        Buildings and improvements...........................................   10-25
        Cylinders............................................................      12
        Equipment other than cylinders.......................................    5-7
        Transportation equipment.............................................    3-7
        Furniture and fixtures...............................................    3-7

     The cost of maintenance and repairs is charged to operations as incurred. Major renewals and betterments are capitalized.

INTANGIBLES

     Intangibles consist of noncompetition agreements, goodwill, consulting agreements and deferred loan origination costs. Costs pursuant to noncompetition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Goodwill represents costs in excess of net assets of businesses acquired and is amortized on a straight-line basis over 15 to 20 years. The Company assesses the recoverability of goodwill by determining whether it can be recovered through projected undiscounted cash flows. Consulting agreements are entered into with the owners of various businesses acquired by the Company and require such owners to be available to perform services upon the Company's request. Consulting payments are made regardless of the number of hours of service performed and are payable to the consultant's successor upon death. Consulting costs are amortized over the term of the agreement. Deferred loan origination costs are amortized over the term of the related debt.

INCOME TAXES

     Prior to its initial public offering, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended ("S corporation"), for income tax purposes. Accordingly, the financial statements prior to the closing of the initial public offering do not include a provision for income taxes because the Company did not incur federal or state income taxes. Instead, its earnings and losses during these periods were included in the shareholders personal income tax return and were taxed based on the shareholders personal tax strategy.

     The Company's S corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. Due to temporary differences in recognition of revenue and expenses, income for financial reporting purposes has exceeded income for income tax purposes. Accordingly, the application of the provisions of SFAS No. 109, "Accounting for Income Taxes" resulted in the recognition of deferred tax liabilities (and a corresponding one-time charge to expense) of $3.9 million as of the date the S corporation status was terminated.

REVENUE RECOGNITION

     Revenues are recognized for product sales when such goods are received by the customer. Additionally, revenues from cylinder leases are reported ratably over the terms of the leases.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," during fiscal 1996.

     The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

        Cash and Cash Equivalents--The carrying amount approximates fair value because of the short maturity of those instruments.

        Long-Term Debt--The fair value of long-term debt bearing interest at floating rates is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the term notes are not practical to estimate due to a lack of a ready market and certain restrictions associated with these instruments.

     The estimated fair values of the Company's financial instruments as of June 30, 1997 are as follows:

                                                             CARRYING          FAIR
                                                              AMOUNT           VALUE
                                                            -----------     -----------
        Cash and cash equivalents........................   $ 1,551,949     $ 1,551,949
        Long-term debt for which it is--
          Practicable to estimate fair value.............    20,682,297      20,682,297
          Not practicable to estimate fair value.........    12,237,940              --

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates which are based upon current market rates.

     It is not practicable to estimate the fair value of the notes payable of the Company as no ready market exists for these instruments and comparable instruments available from outside the Company are not available.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                       FOR THE YEAR ENDED JUNE 30,
                                                 ----------------------------------------
                                                    1995           1996           1997
                                                 ----------     ----------     ----------
        Cash paid for certain items--
          Cash payments for interest..........   $1,082,625     $1,503,680     $2,008,482
          Cash payments for income taxes......           --             --             --
        Noncash financing activities--
          Conversion of debt to equity........           --             --      1,080,000

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

     During fiscal 1997, the Company purchased five businesses. The largest of these acquisitions and their effective dates included Weldco, Inc. (October
1996), Flame Welding, Inc (April 1997) and Toledo Oxygen and Supply Company (June 1997). The aggregate purchase price for all acquisitions amounted to approximately $21,499,000.

     During fiscal 1996, the Company purchased four businesses. The largest of these acquisitions and their effective dates included Quest Welding Supply (September 1995) and Wootten Industries, Inc. (December 1995). The aggregate purchase price for all acquisitions amounted to approximately $6,695,000.

     During fiscal 1995, the Company purchased six businesses. The largest of these acquisitions and their effective dates included Evans Welding Supply Co. (December 1994), Allegheny LP Gas (February 1995). The aggregate purchase price for all acquisitions amounted to approximately $3,776,000.

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                   1995           1996           1997
                                                ----------     ----------     -----------
        Cash paid............................   $2,806,545     $6,435,879     $10,676,499
        Notes issued to sellers..............      969,298        259,417      10,822,187
        Notes payable and capital leases
          assumed............................      132,274        176,678         405,674
        Other liabilities assumed and
          acquisition costs..................      337,482        682,142       6,511,927
                                                ----------     ----------     -----------
        Total purchase price allocated to
          assets acquired....................   $4,245,599     $7,554,116     $28,416,287
                                                ==========     ==========     ===========

     The following presents unaudited estimated pro forma operating results as if the 1996 and 1997 acquisitions had been consummated on July 1, 1995. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of July 1, 1995, or of results which may occur in the future. Pro forma net income includes an adjustment for income taxes as if the Company had been taxed as a C Corporation in the applicable periods it was an S Corporation.

                                                                YEAR ENDED JUNE 30,
                                                            ---------------------------
                                                               1996            1997
                                                            -----------     -----------
        Net sales.......................................    $81,511,000     $83,672,000
        Net income before income taxes..................      2,368,000       2,334,000
        Pro forma net income............................      1,421,000      (2,567,000)
        Pro forma net income per share..................           0.20           (0.30)

4. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 1995, 1996 and 1997.

5. INTANGIBLE ASSETS:

     Intangible assets were recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of the assets as disclosed below:

                                 AMORTIZATION   ORIGINAL    ACCUMULATED    BALANCE AT     BALANCE AT
                                    PERIOD        COST      AMORTIZATION  JUNE 30, 1997  JUNE 30, 1996
                                 ------------  -----------  ------------  -------------  -------------
Noncompetition agreements.......   2-7 years   $ 5,622,627   $1,570,032    $ 4,052,595    $ 3,146,377
Consulting agreements...........   1-5 years     3,196,719    1,520,202      1,676,517      1,052,390
Goodwill........................ 15-20 years    11,616,799      514,640     11,102,159      1,525,778
Deferred financing and
  organization costs............  2-15 years       361,425       61,919        299,506        178,340
                                               -----------   -----------   ------------   ------------
                                               $20,797,570   $3,666,793    $17,130,777    $ 5,902,885
                                               ===========   ==========    ===========    ===========

6. LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                                         1996           1997
                                                                      -----------    -----------
Revolving note, interest at LIBOR plus 1.75% payable monthly
  through October 1999. Secured by the assets of the Company.......   $        --    $ 9,075,154
Term note, interest at LIBOR plus 1.75% payable monthly through
  October 2003. Secured by the assets of the Company...............            --     11,607,143
Acquisitions offering revolving line of credit, interest at prime rate minus .125%, as defined, payable in full on November 1997 or if notified by the bank in equal monthly installments. Secured by
  the assets of the Company........................................     9,748,696             --
Term note, interest at prime rate, as defined, payable in monthly installments through November 2000. Secured by the assets of the
  Company..........................................................     7,000,010             --
Term note, interest at prime rate minus .125%, as defined, payable in monthly installments through April 2002. Secured by the assets
  of the Company...................................................       833,330             --
Term note, interest at prime rate plus 1%, as defined, payable in monthly installments through April 2005. Secured by the assets of
  the Company......................................................     1,048,184             --
Note payable, interest at 6.6% payable annually through October
  2003. Secured by certain assets of the Company...................            --      4,781,521
Individuals and corporations, mortgages and notes, interest at
  2.978% to 10.00%, payable at various dates through 2010..........   $ 3,843,591    $ 7,456,419
                                                                      -----------    -----------
                                                                       22,473,811     32,920,237
Original issue discount............................................      (230,269)      (204,786)
Current maturities.................................................    (2,736,814)    (3,928,387)
                                                                      -----------    -----------
Total long-term debt...............................................   $19,506,728    $28,787,064
                                                                      ===========    ===========

     Prime rate was 8.25% and 8.50% at June 30, 1996 and 1997, respectively. LIBOR rate was 5.375% and 5.625% at June 30, 1996 and 1997, respectively.

     On October 4, 1996, the Company executed a three year revolving credit agreement with Bank One for the purpose of refinancing the then existing revolving credit agreement with NationsBank and to provide additional acquisition capital. This agreement provides for a term note of $13,000,000 at a variable interest rate based upon prime or LIBOR, depending on the Company's funded debt to EBITDA ratio, payable monthly through September of 2003. The agreement also provides for a revolving note with a maximum of $25,000,000 at a variable interest rate equal to that of the term note payable monthly through September of 1999. A commitment fee of $32,500 was paid upon acceptance of the agreement. These notes are secured by the Company's accounts receivable, equipment, inventory, and general intangibles, and the proceeds thereof. The agreement also contains various financial covenants including minimum fixed charge coverage, maximum of funded debt to EBITDA, and minimum net worth level.

     The schedule of maturities as amended for the new credit agreements for the next five years and thereafter is as follows as of June 30, 1997:

                         FISCAL YEAR ENDING JUNE 30,
        --------------------------------------------------------------
                  1998................................................    $ 3,928,387
                  1999................................................      3,858,141
                  2000................................................     12,701,800
                  2001................................................      3,400,822
                  2002................................................      3,238,598
                  Thereafter..........................................      5,587,703
                                                                          -----------
        Total.........................................................    $32,715,451
                                                                          ===========

7. PENSION PLANS:

     The Company sponsors a defined contribution pension plan for employees. All employees are eligible to participate in the Company-sponsored plan after meeting the age and service requirements. Contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $337,139, $413,077 and $467,028, respectively, in fiscal year 1995, 1996 and
1997.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional contributions to the pension plan. In 1995, 1996 and 1997, the amount of additional contributions to be distributed to the employees' pension plan amounted to $83,506, $91,961 and $111,155, respectively.

     Certain management employees were covered by unfunded deferred compensation agreements. These deferred compensation agreements were terminated in connection with the initial public offering. Additionally, certain management employees are also provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the deferred compensation and supplemental retirement benefits plans charged to expense were $83,206, $78,203 and $33,143, respectively, in fiscal year 1995, 1996 and 1997.

8. LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2007, with options to renew for periods of three to five years. Lease expenses charged to operations were $1,330,394, $1,541,898, and $ 2,140,442, respectively, in fiscal year 1995, 1996 and 1997.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

             FISCAL YEAR ENDING JUNE 30,        REAL ESTATE     EQUIPMENT        TOTAL
        -------------------------------------   -----------     ---------     -----------
                  1998.......................   $ 2,101,914     $147,288      $ 2,249,202
                  1999.......................     2,048,064      131,568        2,179,632
                  2000.......................     2,030,562      115,092        2,145,654
                  2001.......................     2,013,060       51,478        2,064,538
                  2002.......................     2,011,860       36,900        2,048,760
                                                -----------     --------      -----------
                  Totals.....................   $10,205,460     $482,326      $10,687,786
                                                ===========     ========      ===========

9. RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                      1995         1996          1997
                                                    --------     --------     ----------
        Transactions--
          Lease of buildings and equipment.......   $857,205     $932,624     $1,623,390
          Rental of aircraft.....................     26,100       18,800         87,100
        Purchases of acetylene and services......    267,657      159,915        104,616
        Sales of material and services...........        533          379            193
        Balances--
          Notes payable..........................         --           --      4,781,521

     During fiscal year 1996, the Company realized a gain of $95,914 on the sale of various operating properties to a related party for a total sale price of $850,000. This gain was reflected as additional paid-in-capital in the accompanying financial statements.

     The Company has entered into a master lease agreement for virtually all of its operating properties, including those sold in 1996, with this related party. The terms of this master lease agreement are ten years with annual minimum lease payments of $1,751,724 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

     The Company entered into a consulting agreement (the "Consulting Agreement") with William A. Indelicato, a director of the Company, whereby Mr. Indelicato provided consulting services concerning all aspects of the Company's acquisition program. In return for his services, the Company accrued "credits" for Mr. Indelicato in amounts based upon hours worked and hourly rates that vary depending upon criteria related to each particular acquisition. Mr. Indelicato could redeem accrued credits for cash at any time within seven years from the date of accrual. The amount of the accrued, unredeemed credits was adjusted proportionately following the end of each fiscal year based upon the increase (but not any decrease) in the Company's net worth since the end of the last fiscal year. In addition, Mr. Indelicato had the right, in connection with a public offering of the Common Stock, to exchange all or a portion of his accrued credits (excluding credits accrued for annual adjustments) for shares of Common Stock based on the book value per share of Common Stock as of the end of the fiscal year for which the credits were accrued, in which case the accrued credits for annual adjustments are cancelled. Mr. Indelicato exercised this option in connection with the initial public offering and exchanged accrued credits for 96,366 shares of Common Stock.

     Pursuant to the Consulting Agreement, the Company also retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, to support Mr. Indelicato in providing consulting services. The Company paid Mr. Indelicato a monthly retainer fee of $1,000 and reimburses his out-of-pocket expenses related to the performance of services. Payments to Mr. Indelicato and ADE for fiscal year 1996 and 1997 totaled $76,000 and $183,986, respectively. The Consulting Agreement was terminated effective June 30, 1997 and was replaced by a new consulting agreement which pays a monthly retainer fee of $4,000, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. This agreement has a one year term and can be renewed upon the agreement of both parties.

     As of June 30, 1997, the Company has a note payable to a former owner of an acquired company who currently serves as a member of the board of directors of the Company.

10. STOCK OPTIONS:

     The Company adopted a stock option plan during fiscal year 1997 (the 1997
Plan). A total of 650,000 shares are authorized and have been reserved for issuance under the 1997 Plan. These options are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1997 Plan is administered by the Nominating and Compensation Committee of the Board of Directors who determines, among other things, those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price.

     The following summarizes the activity under the 1997 Plan:

                                         EXERCISE PRICE       NUMBER OF          NUMBER OF
                                           PER SHARE        SHARES GRANTED     SHARES VESTED
                                         --------------     --------------     -------------
        Outstanding, June 30, 1996....       $   --                  --                --
          Granted.....................       $ 8.00             175,000                --
          Vested......................           --                  --                --
          Exercised...................           --                  --                --
          Expired or terminated.......           --                  --                --
                                             ------             -------            ------
        Outstanding, June 30, 1997....       $ 8.00             175,000                --
                                             ======             =======            ======

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. This statement establishes a fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for fiscal year 1997 and provides for adoption in the income statement or through footnote disclosure only. The Company has continued to account for the 1997 Plan under APB No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123.

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income would have remained unchanged for the year ended June 30, 1997. The fair value of the option grant was estimated on the date of grant using an option pricing model with the following assumptions:

        Risk-Free Interest Rate...........................................       6.85%
        Expected Lives....................................................    7 years
        Expected Dividend Yield...........................................       0.00%
        Expected Volatility...............................................      34.00%

11. INCOME TAXES:

     The Company's S corporation status terminated in connection with the initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Although there can be no assurance that the Company will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when the Company generates sufficient net taxable income.

     Prior to the initial public offering, the Company elected Subchapter S corporation status for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax return of its shareholder. The financial statements, therefore, do not include a provision for income taxes prior to the initial public offering.

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                  AMOUNT         RATE
                                                                ----------     --------
        Loss for the period as a C corporation...............   $ (586,755)     (100.0%)
                                                                ==========      =======
        Benefit at federal statutory rate....................   $ (199,497)       (34.0)%
        State income benefit, net of federal tax benefit.....      (35,205)        (6.0)%
                                                                ----------      -------
                                                                  (234,702)       (40.0)%
                                                                                =======
        Provision for change in tax status to C
          corporation........................................    3,900,000
                                                                ----------
        Provision for income taxes...........................   $3,665,298
                                                                ==========

     The provision for income taxes as shown in the accompanying statement of operations, including the following components for the year ended June 30.

                                                                              1997
                                                                           ----------
        Current provision--
          Federal......................................................    $       --
          State........................................................            --
                                                                           ----------
        Total current provision........................................    $       --
                                                                           ==========
        Deferred benefit--
          Federal benefit..............................................    $ (199,497)
          State benefit................................................       (35,205)
                                                                           ----------
        Total deferred benefit.........................................      (234,702)
        Provision for change in tax status to C corporation............     3,900,000
                                                                           ----------
        Provision for income taxes.....................................    $3,665,298
                                                                           ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at June 30, 1997, were as follows:

        Deferred tax assets...........................................    $ 1,339,835
        Deferred tax liabilities......................................     (5,005,133)
                                                                          -----------
        Net deferred tax liability....................................    $(3,665,298)
                                                                          ===========
        Consisting of--
          Basis difference of property................................    $(4,543,174)
          Basis difference of inventory...............................        114,044
          Financial reserves not currently deductible for tax
             purposes.................................................        (52,907)
          Amortization of intangibles.................................        381,187
          Unearned revenue............................................        200,850
          Net operating loss carryforward.............................        234,702
                                                                          -----------
                                                                          $(3,665,298)
                                                                          ===========

     The Company's net operating loss carry forwards expire in 2012.

12. CONTINGENCIES

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. There is currently one such lawsuit pending against the Company. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent.

However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of the pending matter discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.

13. INITIAL PUBLIC OFFERING AND REORGANIZATION:

     In connection with the initial public offering by the Company, the following transactions occurred:

          a. Initial Public Offering and Reorganization

             1. The Company had elected S corporation status for income tax purposes. As a result, the Company's net income was attributed for income tax purposes directly to the Company's shareholder. The Company's S corporation status terminated in connection with the initial public offering.

             In connection with the initial public offering, the Company's Board of Directors declared an S corporation dividend to the former S corporation shareholder in an aggregate amount representing all undistributed earnings of the Company taxed or taxable to the shareholder through the initial public offering date. The S corporation dividend totaled approximately $11.4 million.

             2. The Company reorganized, whereby Valley National Gases, Inc., a West Virginia corporation, became an indirect wholly owned subsidiary of Valley National Gases Incorporated, a Pennsylvania corporation by exchange of stock. Valley National Gases Incorporated authorized common stock of 30,000,000 shares, par value $.001 and authorized preferred stock of 5,000,000 shares, par value $.01.

             3. The Company issued 267,084 shares of common stock as part of compensation agreements with certain executive officers and directors. In connection with these compensation arrangements, the Company incurred an expense of approximately $1.9 million which is included as special charges in the accompanying statement of operations for the year ended June 30, 1997.

             4. The cancellation of treasury stock of Valley National Gases, Inc.

          b. Weldco Purchase Agreement

          On October 10, 1996, the Company purchased substantially all of the assets of Weldco Inc. (Weldco) pursuant to a Purchase and Sale Agreement (the Weldco Purchase Agreement) for approximately $11.1 million. Approximately $7.9 million of the purchase price was paid by promissory notes from the Company. Under the Weldco Purchase Agreement, Weldco shareholders had the right, in the event of an initial public offering of the Company's common stock, to convert a portion of the Company's promissory notes to shares of the Company's common stock at the initial public offering price. Under this provision, Weldco shareholders had the right to receive 350,000 shares of the common stock in exchange for the cancellation of indebtedness in the amount of $2,800,000. The Company and Weldco shareholders agreed that rather than issuing 350,000 shares, the Company would prepay $1,720,000 under the Company's promissory notes and issue 135,000 shares of common stock to Weldco shareholders immediately prior to the closing of the Offering. In addition, certain Weldco shareholders purchased 100,000 shares of common stock in the Offering. The Weldco Purchase Agreement further grants Weldco shareholders the right to cause the Company to purchase shares of common stock issued to Weldco shareholders pursuant to the conversion of indebtedness for a period of three years following the closing of the Offering at the initial public offering price plus interest from the date of issuance at the rate of 6.6% per annum.

          The 235,000 shares subject to the above mentioned provisions of the Weldco Purchase Agreement have been classified as redeemable common stock in the accompanying balance sheet as of June 30, 1997. The Company's payment obligation is secured by a letter of credit.

          c. Right of First Refusal

          In September 1991, in connection with the purchase by the Company of certain assets of Praxair, Inc. (Praxair), the Company, the former shareholder and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with the Company's reorganization. Pursuant to this agreement, if at any time during the term of the agreement the Company wishes to accept a third party offer to purchase all or a material part of the assets of the Company, or the former shareholder and his affiliates wish to accept an offer to purchase shares of capital stock of the Company (the Capital Stock) owned by them in a transaction that would result in the former shareholder and his affiliates collectively owning less than 51% of the Company's issued and outstanding shares of Capital Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of the Company, Praxair will have a right of first refusal to match the offer. In addition, in the absence of a third party offer, if (a) the former shareholder and his affiliates wish to sell shares of Common Stock which would result in their owning collectively less than 51% or more of the Company's issued and outstanding shares of Common Stock, (b) the Company wishes to sell all or a material part of its assets, or (c) the Company wishes to issue additional shares or options or securities exercisable or convertible into shares of Common Stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in the former shareholder and his affiliates collectively owning less than 51% of all the issued outstanding shares of Common Stock, then Praxair will have the right to purchase from the former shareholder and his affiliates up to all of the issued and outstanding shares of Common Stock held by them (but not less than 51% of all of the issued and outstanding shares of the Company's Common Stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Capital Stock from the former shareholder and his affiliates as described in this paragraph, then the former shareholder and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

14. PRO FORMA INFORMATION (UNAUDITED):

     The pro forma adjustments for income taxes included in the accompanying income statements are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma earnings per share were calculated by dividing pro forma net income by the weighted average shares outstanding for each period. The weighted average number of shares outstanding used to calculate the pro forma net income per share is based on the historical weighted average number of shares outstanding using the offering price of $8 per share as adjusted to reflect (i) the issuance of shares to fund the excess of dividends (including the estimated S Corporation Distribution) over net income for the period in fiscal 1997 prior to initial public offering, (ii) the issuance of 170,718 shares of common stock to two executive officers in connection with the termination of certain deferred compensation agreements, and
(iii) the issuance of 96,366 shares of common stock to a director, pursuant to a right under a consulting agreement to convert deferred consulting payments to common stock.

15. SUBSEQUENT EVENT:

     As of July 1, 1997, the Company consummated the acquisition of a business engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Sales for the past fiscal year of the acquired business approximated 2.0% of the Company's net sales.

     On September 11, 1997, the Company entered into a purchase agreement for the stock of a business engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Sales for the past fiscal year of the acquired business approximated 9.6% of the Company's net sales.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                QUARTER ENDED
                                            -----------------------------------------------------
                                            SEPTEMBER 30     DECEMBER 31     MARCH 31     JUNE 30
                                            ------------     -----------     --------     -------
                                                                (IN THOUSANDS)
Fiscal 1997--
  Net sales..............................     $ 14,514         $19,263       $20,272      $19,856
  Gross profit...........................        8,183          10,090        10,850       10,431
  Pro forma net earnings (loss)..........          437             721           904       (4,337)
  Pro forma earnings (loss) per share....         0.06            0.10          0.12        (0.46)
Fiscal 1996--
  Net sales..............................       11,323          12,815        14,934       14,540
  Gross profit...........................        6,381           7,078         8,336        8,200
  Pro forma net earnings.................          638             500           737          585
  Pro forma earnings per share...........         0.09            0.07          0.10         0.08

                               INDEX TO EXHIBITS

 3.1     Articles of Amendment.*
 3.2     Bylaws.*
 4.1     Form of Certificate for Common Stock.*
10.1     Credit Agreement dated October 4, 1996 between the Company and Bank One,
         Indianapolis, National Association, as amended January 3, 1997.*
10.2     Master Lease Agreement dated as of November 1, 1996 between the Company and West
         Rentals, Inc.*
10.3     Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the
         Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West
         Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained
         Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E.
         West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity
         Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West
         Grantor Retained Annuity Trust #6 and Praxair, Inc.*
10.4     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         Lawrence E. Bandi.*+
10.5     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         John R. Bushwack.*+
10.6     Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits.*+
10.7     Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits.*+
10.8     Agreement dated March 16, 1994 between the Company and William A. Indelicato providing for certain consulting payments.*+
10.9     Purchase and Sale Agreement made as of September 27, 1996 by and between Weldco,
         Inc., R.H. Kraemer, R. Bruce Kraemer, William Bott, Linda Bott, Krabo Limited, Ltd.,
         the Company and West Rentals, Inc.*
10.10    Lease Agreement dated as of November 1, 1995 between the Company and Acetylene
         Products, Inc.*
10.11    1997 Stock Option Plan.*
10.12    Real Estate Sale Agreement dated April 24, 1996 between the Company and West
         Rentals, Inc.*
10.13    Trailer Lease Agreement dated November 20, 1995 between the Company and West
         Rentals, Inc.*
10.14    Trailer Lease Agreement dated September 8, 1992 between the Company and West
         Rentals, Inc.*
10.15    Trailer Lease Agreement dated May 29, 1996 between the Company and West Rentals,
         Inc.*
10.16    Agreement dated July 1, 1997 between the Company and William A. Indelicato providing for certain consulting payments.+
11.1     Computation of Earnings Per Share.
21.1     Subsidiaries of Registrant.*
27.1     Financial Data Schedule for the year ended June 30, 1997.

---------

* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1, Reg. No. 333-19973.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                  SCHEDULE II

                          VALLEY NATIONAL GASES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         Balance at    Charged to                  Balance at
                                                          beginning     costs and                    end of
 Period Ending                 Description                of period     expenses      Deductions      period
--------------------------------------------------------------------------------------------------------------
June 30, 1995     Allowance for uncollectible accounts    $120,000      $333,228      $(313,228)    $140,000
June 30, 1996     Allowance for uncollectible accounts    $140,000      $210,246      $(210,246)    $140,000
June 30, 1997     Allowance for uncollectible accounts    $140,000      $426,507      $(365,757)    $200,750