Form 10-Q
period 1997-09-30
VALLEY NATIONAL GASES INC
filed 1997-11-12
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM           TO
                                        ---------    ---------

                          COMMISSION FILE NO. 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                23-2888240
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                                 67 43RD STREET
                          WHEELING, WEST VIRGINIA 26003
                    (Address of principal executive offices)

                                 (304) 232-1541
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                 No
                          -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT NOVEMBER 7, 1997
          -----                                 -------------------------------
 Common stock, $0.001 par value                             9,620,084
================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS



                                                                           PAGE


PART I        FINANCIAL INFORMATION

     ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 1997
              And September 30, 1997                                         3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 1996 and 1997                 5

              Condensed Consolidated Statements of Changes in
              Stockholders Equity for the Year Ended June 30, 1997 and
              the Three Months Ended September 30, 1997                      6

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1996 and 1997                 7

              Notes to Condensed Consolidated Financial Statements           8

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12


PART II       OTHER INFORMATION

     ITEM 6   Exhibits and Reports on Form 8-K                              16

     SIGNATURES                                                             17

     EXHIBIT INDEX                                                          18


                          PART I. FINANCIAL INFORMATION

     ITEM I. FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    A S S E T S
                                                                       June 30,      September 30,
                                                                         1997            1997
                                                                     ------------    ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $  1,551,949    $    706,263
    Accounts receivable, net of allowance for
       doubtful accounts of $200,750                                   10,299,100      11,355,453
    Inventory                                                           6,822,171       7,421,803
    Prepaids and other                                                  1,604,181       1,498,329
                                                                     ------------    ------------

                  Total current assets                                 20,277,401      20,981,848
                                                                     ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                   70,842          70,842
    Buildings and improvements                                          3,578,332       3,870,513
    Equipment                                                          38,946,506      42,494,864
    Transportation equipment                                            6,670,016       6,979,442
    Furniture and fixtures                                              2,590,373       2,696,151
                                                                     ------------    ------------

                  Total property, plant and equipment                  51,856,069      56,111,812

    Accumulated depreciation                                          (21,786,762)    (22,911,590)
                                                                     ------------    ------------

                  Net property, plant and equipment                    30,069,307      33,200,222
                                                                     ------------    ------------

OTHER ASSETS:
    Intangibles, net of amortization of $3,666,793
       and $4,068,463, respectively                                    17,130,777      24,832,944
    Deposits and other assets                                             328,610         315,909
                                                                     ------------    ------------

                  Total other assets                                   17,459,387      25,148,853
                                                                     ------------    ------------

TOTAL ASSETS                                                         $ 67,806,095    $ 79,330,923
                                                                     ============    ============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


      LIABILITIES AND STOCKHOLDERS' EQUITY         June 30,    September 30,
                                                     1997          1997
                                                  -----------   -----------
                                                               (Unaudited)

CURRENT LIABILITIES:
    Current maturities of long-term debt         $ 3,928,387   $ 6,173,051
    Accounts payable, trade                        2,984,658     3,828,655
    Accrued compensation and employee benefits     2,965,676     1,907,998
    Other current liabilities                        713,684     1,261,801
                                                 -----------   -----------

                  Total current liabilities       10,592,405    13,171,512

LONG-TERM DEBT, less current maturities           28,787,064    37,043,699

DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES     5,317,031     5,181,766
                                                 -----------   -----------

                  Total liabilities               44,696,500    55,396,977
                                                 -----------   -----------

REDEEMABLE COMMON STOCK, par value, $.001
per share, issued 235,000 shares                   1,880,000     1,880,000

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares                           9,385         9,385
    Paid-in-capital                               17,162,396    17,162,396
    Retained earnings                              4,057,814     4,882,165
                                                 -----------   -----------

                  Total stockholders' equity      21,229,595    22,053,946
                                                 -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $67,806,095   $79,330,923
                                                 ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                                 -------------------------
                                                                    1996           1997
                                                                 -----------   -----------

NET SALES                                                        $14,513,655   $20,621,152
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                                6,331,144     9,474,469
                                                                 -----------   -----------
                  Gross profit                                     8,182,511    11,146,683
                                                                 -----------   -----------

EXPENSES:
    Operating and administrative                                   5,740,657     7,364,071
    Depreciation and amortization                                  1,373,458     1,898,901
                                                                 -----------   -----------
                  Total expenses                                   7,114,115     9,262,972
                                                                 -----------   -----------
                  Income from operations                           1,068,396     1,883,711


INTEREST EXPENSE                                                     414,814       571,167
OTHER INCOME (EXPENSE) NET                                            74,285        61,374
                                                                 -----------   -----------
EARNINGS BEFORE INCOME TAXES                                         727,867     1,373,918
                                                                 ===========
PROVISION FOR INCOME TAXES                                                         549,567
                                                                               -----------
NET EARNINGS                                                                   $   824,351
                                                                               ===========
NET EARNINGS PER SHARE                                                         $      0.09

WEIGHTED AVERAGE SHARES                                                          9,620,084



                                                                  Pro Forma
                                                                 Information
                                                                 (Unaudited)
                                                                 ----------
                                                                    1996
                                                                 ----------

EARNINGS BEFORE INCOME TAXES                                     $  727,867
PRO FORMA INCOME TAXES                                              291,147
                                                                 ----------
PRO FORMA NET EARNINGS                                           $  436,720
                                                                 ==========

PRO FORMA NET EARNINGS PER SHARE                                 $     0.06
PRO FORMA WEIGHTED AVERAGE SHARES                                 7,267,074







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED JUNE 30, 1997 AND

                    THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                     COMMON STOCK                  TREASURY STOCK
                -----------------------      -------------------------
                                                                                                                   Total
                                                                                Paid-in-       Retained         Stockholders'
                  Shares        Amount         Shares        Amount             Capital        Earnings            Equity
                ----------    ---------      ----------    -----------        ------------    -----------      --------------
BALANCE,
  June 30,
    1996        18,300,653    $ 18,301      11,300,653    $(3,705,000)        $    95,914     $ 19,961,877      $ 16,371,092

  Net loss              --          --              --             --                  --         (844,897)         (844,897)

  Issuance of
    common
    stock        2,218,000       2,218              --             --          15,730,059               --        15,732,277

  Issuance of
    stock
    pursuant to
    compensation
    agreements     267,084         267              --             --           2,136,323               --         2,136,590


  Conversion of
    debt to
    equity         135,000         135              --             --           1,079,865               --         1,080,000


  Reclassification
    of redeemable
    common stock
    outside of
    shareholders'
    equity        (235,000)       (235)             --             --          (1,879,765)              --        (1,880,000)


  Retirement of
    treasury
    stock      (11,300,653)    (11,301)    (11,300,653)     3,705,000                  --       (3,693,699)               --


  Dividends
    paid                --          --              --             --                  --      (11,365,467)      (11,365,467)
               -----------    --------     -----------    -----------         -----------     ------------      ------------

BALANCE,
  June 30,
    1997         9,385,084       9,385              --             --          17,162,396        4,057,814        21,229,595

  Net
    earnings            --          --              --             --                  --          824,351           824,351
               -----------    --------     -----------    -----------         -----------     ------------      ------------


BALANCE,
  September 30,
  1997
  (Unaudited)    9,385,084    $  9,385              --             --         $17,162,396     $  4,882,165      $ 22,053,946
               ===========    ========     ===========    ===========         ===========     ============      ============




   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended
                                                                September 30,
                                                          --------------------------
                                                             1996           1997
                                                          -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                 $   331,713    $ 2,095,884
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                            7,000          8,150
    Purchases of property and equipment                      (445,649)    (1,219,416)
    Business acquisitions, net of cash acquired              (450,611)    (8,724,000)
                                                          -----------    -----------

                  Net cash used by investing activities
                                                             (889,260)    (9,935,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                       --      8,673,300
    Principal payments on loans                              (713,129)    (1,679,604)
    Dividends paid                                           (377,864)            --
                                                          -----------    -----------
                     Net cash (used) provided by
                        financing activities               (1,090,993)     6,993,696
                                                          -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (1,648,540)      (845,686)

CASH AND CASH EQUIVALENTS, beginning of period              4,548,546      1,551,949
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                  $ 2,900,006    $   706,263
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                            $   414,814    $   474,182
                                                          ===========    ===========








   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 1997.

2. INVENTORY:

Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                             June 30,           September 30,
                               1997                 1997
                            ----------          ------------
                                                (Unaudited)

     Hardgoods              $6,043,962           $6,729,425
     Gases                     778,209              692,378
                            ----------           ----------

                            $6,822,171           $7,421,803
                            ==========           ==========

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

During the quarter ended September 30, 1997, the Company purchased three businesses. The largest of these acquisitions and their effective dates included Doansco, Inc. (July, 1997) and Goss Brothers Welding Supply, Inc. (September,
1997).

In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                             Three Months
                                                                Ended
                                                             September 30,
                                                                 1997
                                                             ------------
                                                              (Unaudited)
          Cash paid                                           $ 8,730,108
          Notes payable and capital leases assumed                550,860
          Other liabilities assumed and acquisition costs       3,487,057
                                                              -----------

          Total purchase price allocated to assets acquired
                                                              $12,768,025
                                                              ===========


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

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                   June 30,       September 30,
                                                     1997             1997
                                                  ------------    ------------
                                                                  (Unaudited)
Revolving note, interest at LIBOR plus 1.75%
  payable monthly through October 1999 and
  October 2000, respectively. Secured by the
  assets of the Company                           $  9,075,154    $ 13,298,914

Term note, interest at LIBOR plus 1.75% payable
  monthly through October 2003.  Secured by the
  assets of the Company                             11,607,143      15,350,000

Note payable, interest at 6.6% payable annually
  through October 2003. Secured by certain
  assets of the Company                              4,781,521       4,781,521

Individuals and corporations, mortgages and
  notes, interest at 2.978% to 10.00%, payable
  at various dates through 2010                      7,456,419       9,984,921
                                                  ------------    ------------

                                                    32,920,237      43,415,356
                  Original issue discount             (204,786)       (198,606)
                  Current maturities                (3,928,387)     (6,173,051)
                                                  ------------    ------------

Total long-term debt                              $ 28,787,064    $ 37,043,699
                                                  ============    ============


Prime rate was 8.5% and LIBOR was 5.6875% at September 30, 1997.

On October 4, 1996, the Company executed a three year revolving credit agreement with Bank One for the purpose of refinancing the then existing revolving credit agreement with NationsBank and to provide additional acquisition capital. This agreement provided for a term note of $13,000,000 at a variable interest rate based upon prime or LIBOR, depending on the Company's funded debt to EBITDA ratio, payable monthly through September of 2003. The agreement also provided for a revolving note with maximum borrowings (including letters of credit) of $25,000,000 at a variable interest rate equal to that of the term note payable monthly through September of 1999. A commitment fee of $32,500 was paid upon acceptance of the agreement. These notes are secured by the Company's accounts receivable, equipment, inventory, and general intangibles, and the proceeds thereof. The agreement also contains various financial covenants including minimum fixed charge coverage, maximum of funded debt to EBITDA, and minimum net worth level.

On September 29, 1997 the Company entered into an amended and restated revolving credit agreement with Bank One which increased the term note to $15,350,000 and the maximum revolving note borrowings to $34,250,000. The maturity of the revolving note was also extended to October 2000. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. The Company pays a fee for the unused portion of the revolving loan. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth.

5. SUBSEQUENT EVENTS:

On October 31, 1997 the Company entered into an agreement for the purchase of all of the stock of an industrial gas and welding distributor having approximately $2 million in annualized sales. The Company expects this transaction to close within 30 days and to be financed with borrowings under the credit facility and notes with the Seller.

6. PRO FORMA INFORMATION (UNAUDITED):

The pro forma adjustments for income taxes included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 1996 are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma earnings per share were calculated by dividing pro forma earnings by the weighted average shares outstanding for the period. The weighted average number of shares outstanding used to calculate the pro forma net income per share is based on the historical weighted average number of shares outstanding using an offering price of $8 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $80.0 million for the last twelve months. In fiscal 1997, gases accounted for approximately 42% of net sales, welding equipment and supplies accounted for approximately 44% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 28 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

Until April 10, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with its initial public offering of stock and become a C Corporation. As a result of termination of the S Corporation election, the Company recognized $3.9 million of deferred income taxes in the fourth quarter of fiscal year 1997.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net sales increased 42.1%, or $6.1 million, to $20.6 million from $14.5 million for the three months ended September 30, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $5.1 million of the increase in net sales, while same store growth contributed $1.0 million of the increase. Same store sales increased 6.6% versus the same quarter last year. Increased propane sales represented 2.5% growth and all other products reflected 4.1% growth over the same quarter last year on a same store basis. Gases and cylinder revenue represented 52.8% of net sales for the three months ended September 30, 1997, with hard goods representing 47.2%. In comparison, net sales for the three months ended September 30, 1996 reflected gases and cylinder revenue as 58.0% and hard goods as 42.0%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 36.2%, or $3.0 million, to $11.1 million from $8.1 million for the three months ended September 30, 1997 and 1996, respectively. Acquisitions made during the preceding twelve months contributed $2.6 million of the increase in gross profit, while the base business contributed $0.4 million of the increase. Gross profit as a percentage of net sales was 54.1% for the three months ended September 30, 1997, compared to 56.4% for the three months ended September 30, 1996. This change reflected an increase in the proportion of hard good sales, which have a lower gross profit margin as a percentage of net sales than gases.

Operating and administrative expenses increased 28.3%, or $1.6 million, to $7.4 million from $5.7 million for the three months ended September 30, 1997 and 1996, respectively. Of this increase, $1.4 million was related to acquired businesses and the remaining $0.2 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales decreased to 35.7% for the three months ended September 30, 1997, as compared to 39.6% for the same quarter in 1996, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made.

Depreciation and amortization expense increased $0.5 million for the three months ended September 30, 1997 compared to the same period in 1996, primarily as a result of acquisitions made during the last twelve months.

Interest expense increased $0.2 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

Net earnings increased 88.8%, or $0.4 million, to $0.8 million from pro forma net earnings $0.4 million for the three months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

At September 30, 1997, the Company had working capital of approximately $7.8 million. Funds provided by operations for the three months ended September 30, 1997 were approximately $2.1 million. Funds used for investing activities were approximately $9.9 million for the three months ended September 30, 1997, consisting primarily of capital spending and financing for two acquisitions. Sources of funds from financing activities for the three months ended September 30, 1997 were approximately $7.0 million from net borrowings. The company's cash balance decreased $0.8 million during the quarter as $0.7 million in voluntary debt reduction was made.

On September 29, 1997, the Company entered into an amended and restated revolving credit agreement totaling $49.6 million, consisting of a $15.4 million term loan, which matures in six years and is amortized in equal monthly payments, and a $34.2 million revolving loan with a $15.0 million sublimit for letters of credit, which matures in October 2000. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.4% as of September 30, 1997. The Company pays a fee for the unused portion of the revolving loan. As of September 30, 1997, availability under the revolving loan was approximately $13.2 million, with outstanding borrowings of approximately $13.3 million and outstanding letters of credit of approximately $7.7 million. The credit facility is secured by all of the Company's assets.

The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 1997 was $14.6 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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


SUBSEQUENT EVENTS

On October 31, 1997 the Company entered into an agreement for the purchase of all of the stock of an industrial gas and welding distributor having approximately $2 million in annualized sales. The Company expects this transaction to close within 30 days and to be financed with borrowings under the credit facility and notes with the Seller.


RECENT ACCOUNTING PRONOUNCEMENTS

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         See the Exhibit Index on page 18.

     (b) Reports on Form 8-K:

         Form 8-K dated September 19, 1997

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL GASES INCORPORATED



November 12, 1997                          /S/ ROBERT D. SCHERICH
                                           ----------------------------------
                                           Robert D. Scherich
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number      Description
--------------      ----------------------------------------------------------
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

10.1                Amended and Restated Credit Agreement dated
                    September 29, 1997 between the Company and BankOne,
                    Indiana NA

11.1                Calculation of Earnings Per Share

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)