Form 10-Q
period 1997-12-31
VALLEY NATIONAL GASES INC
filed 1998-02-13
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NO. 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                    23-2888240
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

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

                        Yes ___x____         No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at February 10, 1997
         ------                            --------------------------------

================================================================================
Common stock, $0.001 par value                            9,620,084
================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 1997
                  And December 31, 1997                                                                       3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended December 31, 1996 and 1997                                               5

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended December 31, 1996 and 1997                                                 6

                  Condensed Consolidated Statements of Changes in
                  Stockholders Equity for the Year Ended June 30, 1997 and
                  the Six Months Ended December 31, 1997                                                      7

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1996 and 1997                                                 8

                  Notes to Condensed Consolidated Financial Statements                                        9

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        13


PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                                           18

     SIGNATURES                                                                                              19

     EXHIBIT INDEX                                                                                           20

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                                                                                    June 30,             December 31,
                                                                                      1997                   1997
                                                                            --------------------    ----------------------
                                                                                                         (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $        1,551,949      $          594,101
    Accounts receivable, net of allowance for doubtful accounts of
       $200,750                                                                     10,299,100              12,119,102
    Inventory                                                                        6,822,171               8,764,300
    Prepaids and other                                                               1,604,181               1,669,752
                                                                            --------------------    ----------------------

                  Total current assets                                              20,277,401              23,147,255
                                                                            --------------------    ----------------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                70,842                 149,786
    Buildings and improvements                                                       3,578,332               4,147,980
    Equipment                                                                       38,946,506              47,339,893
    Transportation equipment                                                         6,670,016               7,707,992
    Furniture and fixtures                                                           2,590,373               3,023,188
                                                                            --------------------    ----------------------

                  Total property, plant and equipment                               51,856,069              62,368,839

    Accumulated depreciation                                                       (21,786,762)            (24,870,397)
                                                                            --------------------    ----------------------

                  Net property, plant and equipment                                 30,069,307              37,498,442
                                                                            --------------------    ----------------------

OTHER ASSETS:
    Intangibles, net of amortization of $3,666,793 and $4,942,353,
       respectively                                                                 17,130,777              32,319,795
    Deposits and other assets                                                          328,610                 749,011
                                                                            --------------------    ----------------------

                  Total other assets                                                17,459,387              33,068,806
                                                                            --------------------    ----------------------

TOTAL ASSETS                                                                $       67,806,095      $       93,714,503
                                                                            ====================    ======================



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY                             June 30,              December 31,
                                                                                    1997                    1997
                                                                             -------------------    ---------------------
                                                                                                        (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                     $       3,928,387      $       7,834,675
    Bank overdraft                                                                          --              1,010,424
    Accounts payable, trade                                                          2,984,658              3,672,407
    Accrued compensation and employee benefits                                       2,965,676              2,584,123
    Other current liabilities                                                          713,684              1,455,305
                                                                             -------------------    ---------------------

                  Total current liabilities                                         10,592,405             16,556,934

LONG-TERM DEBT, less current maturities                                             28,787,064             47,107,596

DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES                                       5,317,031              5,097,471
                                                                             -------------------    ---------------------

                  Total liabilities                                                 44,696,500             68,762,001
                                                                             -------------------    ---------------------

REDEEMABLE COMMON STOCK, par value, $.001
per share, issued 235,000 shares                                                     1,880,000              1,880,000

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares                                                             9,385                  9,385
    Paid-in-capital                                                                 17,162,396             17,162,396
    Retained earnings                                                                4,057,814              5,900,721
                                                                             -------------------    ---------------------

                  Total stockholders' equity                                        21,229,595             23,072,502
                                                                             -------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      67,806,095      $      93,714,503
                                                                             ===================    =====================



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                   1996                   1997
                                                                             ------------------     ------------------

NET SALES                                                                          $19,263,633            $23,890,001
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                                     9,173,131             10,988,568
                                                                             ------------------     ------------------
                  Gross profit                                                      10,090,502             12,901,433

EXPENSES:
    Operating and administrative                                                     6,826,536              8,381,385
    Depreciation and amortization                                                    1,560,782              2,145,691
                                                                             ------------------     ------------------
                  Total expenses                                                     8,387,318             10,527,076
                                                                             ------------------     ------------------
                  Income from operations                                             1,703,184              2,374,357


INTEREST EXPENSE                                                                       578,037                684,045
OTHER INCOME (EXPENSE) NET                                                              75,731                 59,342
                                                                             ------------------     ------------------
EARNINGS BEFORE INCOME TAXES                                                         1,200,878              1,749,654
                                                                             ==================

PROVISION FOR INCOME TAXES                                                                                    731,098
                                                                                                    ------------------
NET EARNINGS                                                                                              $ 1,018,556
                                                                                                    ==================

BASIC EARNINGS PER SHARE                                                                                  $      0.11
DILUTED EARNINGS PER SHARE                                                                                $      0.11
WEIGHTED AVERAGE SHARES                                                                                     9,620,084
DILUTED AVERAGE SHARES                                                                                      9,666,349

                                                                             Pro Forma
                                                                             Information
                                                                             (Unaudited)
                                                                             -------------------
                                                                                    1996
                                                                             -------------------
EARNINGS BEFORE INCOME TAXES                                                 $       1,200,878
PRO FORMA INCOME TAXES                                                                 480,351
                                                                             -------------------
PRO FORMA NET EARNINGS                                                       $         720,527
                                                                             ===================

PRO FORMA NET EARNINGS PER SHARE                                             $            0.10
PRO FORMA WEIGHTED AVERAGE SHARES                                                    7,267,074



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                   1996                   1997
                                                                             ------------------     ------------------

NET SALES                                                                          $33,777,288            $44,511,152
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                                    15,504,275             20,463,037
                                                                             ------------------     ------------------
                  Gross profit                                                      18,273,013             24,048,115

EXPENSES:
    Operating and administrative                                                    12,567,193             15,745,455
    Depreciation and amortization                                                    2,934,240              4,044,592
                                                                             ------------------     ------------------
                  Total expenses                                                    15,501,433             19,790,047
                                                                             ------------------     ------------------
                  Income from operations                                             2,771,580              4,258,068


INTEREST EXPENSE                                                                       992,851              1,255,212
OTHER INCOME (EXPENSE) NET                                                             150,016                120,716
                                                                             ------------------     ------------------
EARNINGS BEFORE INCOME TAXES                                                         1,928,745              3,123,572
                                                                             ==================

PROVISION FOR INCOME TAXES                                                                                  1,280,665
                                                                                                    ------------------
NET EARNINGS                                                                                              $ 1,842,907
                                                                                                    ==================

BASIC EARNINGS PER SHARE                                                                                  $      0.19
DILUTED EARNINGS PER SHARE                                                                                $      0.19
WEIGHTED AVERAGE SHARES                                                                                     9,620,084
DILUTED AVERAGE SHARES                                                                                      9,664,341

                                                                             Pro Forma
                                                                             Information
                                                                             (Unaudited)
                                                                             -------------------
                                                                                    1996
                                                                             -------------------
EARNINGS BEFORE INCOME TAXES                                                 $       1,928,745
PRO FORMA INCOME TAXES                                                                 771,498
                                                                             -------------------
PRO FORMA NET EARNINGS                                                       $       1,157,247
                                                                             ===================

PRO FORMA NET EARNINGS PER SHARE                                             $            0.16
PRO FORMA WEIGHTED AVERAGE SHARES                                                    7,267,074



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED JUNE 30, 1997 AND

                     THE SIX MONTHS ENDED DECEMBER 31, 1997


                         Common Stock                Treasury Stock
                         ------------                --------------
                                                                                                                        Total
                                                                                     Paid-in-       Retained        Stockholders'
                     Shares        Amount        Shares             Amount            Capital       Earnings            Equity
                     ------        ------        ------             ------            -------       --------            ------

         BALANCE,
    June 30, 1996     18,300,653      $ 18,301     11,300,653       $ (3,705,000)      $    95,914    $19,961,877     $ 16,371,092

         Net loss              -             -              -                  -                 -       (844,897)        (844,897)

      Issuance of
     common stock      2,218,000         2,218              -                  -        15,730,059              -       15,732,277

      Issuance of
            stock
      pursuant to
     compensation
       agreements        267,084           267              -                  -         2,136,323              -        2,136,590

    Conversion of
   debt to equity        135,000           135                                 -         1,079,865              -        1,080,000

 Reclassification
    of redeemable
     common stock
       outside of
    shareholders'
           equity       (235,000)         (235)             -                  -        (1,879,765)             -       (1,880,000)

    Retirement of
         treasury
            stock    (11,300,653)      (11,301)   (11,300,653)         3,705,000                 -     (3,693,699)

   Dividends paid              -             -              -                  -                 -    (11,365,467)     (11,365,467)
                    ------------   -----------  -------------   ----------------   ---------------  --------------  --------------

         BALANCE,
    June 30, 1997      9,385,084         9,385              -                  -        17,162,396      4,057,814       21,229,595

     Net earnings              -             -              -                  -                 -      1,842,907        1,842,907
                    --------------------------------------------------------------------------------------------------------------

         BALANCE,
December 31, 1997      9,385,084        $9,385              -                  -      $17,162,396      $5,900,721      $23,072,502
      (Unaudited)   ============   ===========  =============   ================   ===============  ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                          December 31,
                                                                           -------------------------------------------
                                                                                  1996                    1997
                                                                           -------------------     -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $       1,186,735       $       5,314,163
                                                                           -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                                  24,353                 395,884
    Purchases of property and equipment                                           (1,377,456)             (2,714,678)
    Business acquisitions, net of cash acquired                                   (4,827,247)            (22,038,500)
    Change in restricted cash                                                        400,000                       -
                                                                           -------------------     -------------------

                  Net cash used by investing activities
                                                                                  (5,780,350)            (24,357,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       5,511,102              21,516,037
    Principal payments on loans                                                   (1,270,104)             (3,430,754)
    Dividends paid                                                                  (389,043)                      -
                                                                           -------------------     -------------------
                  Net cash provided by
                  financing activities                                             3,851,955              18,085,283
                                                                           -------------------     -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (741,660)               (957,848)

CASH AND CASH EQUIVALENTS, beginning of period                                     4,148,546               1,551,949
                                                                           -------------------     -------------------

CASH AND CASH EQUIVALENTS, end of period                                   $       3,406,886       $         594,101
                                                                           ===================     ===================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                             $         814,226       $       1,371,350
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

2. INVENTORY:

Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                               June 30, 1997         December 31, 1997
                              -----------------    ---------------------
                                                        (Unaudited)

Hardgoods                          $6,043,962           $7,804,657
Gases                                 778,209              959,643
                              -----------------    ---------------------

                                   $6,822,171           $8,764,300
                              =================    =====================

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

During the six months ended December 31, 1997, the Company purchased three businesses. The largest of these acquisitions and their effective dates included Doansco, Inc. (July, 1997), Goss Brothers Welding Supply, Inc.
(September, 1997) and Buckeye Welder Services, Inc.(December, 1997).

In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                                           Six Months Ended
                                                                          December 31, 1997
                                                                         ---------------------
                                                                             (Unaudited)
Cash paid                                                                       $  19,396,808
Notes issued to sellers                                                             2,647,800
Notes payable and capital leases assumed                                              847,530
Other liabilities assumed and acquisition costs                                     4,897,136
                                                                         ---------------------

Total purchase price allocated to assets acquired
                                                                                $  27,789,274
                                                                         =====================

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

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                  June 30, 1997         December 31, 1997
                                                                               --------------------    ---------------------
                                                                                                          (Unaudited)
Revolving note, interest at LIBOR plus 1.75% payable monthly through October
    1999 and October 2000, respectively. Secured by the assets
    of the Company.                                                                 $ 9,075,154             $24,355,583
Term note, interest at LIBOR plus 1.75% payable monthly through October
    2003. Secured by the assets of the Company.
                                                                                     11,607,143              14,710,418
Note payable, interest at 6.6% payable annually through October 2003. Secured by certain assets of the Company.
                                                                                      4,781,521               4,098,447
Individuals and corporations, mortgages and notes, interest at 2.978% to 10.00%, payable at various dates through 2010.
                                                                                      7,456,419              11,970,305
                                                                               --------------------    -------------------

                                                                                     32,920,237              55,134,753
                  Original issue discount                                              (204,786)               (192,482)
                  Current maturities                                                 (3,928,387)             (7,834,675)
                                                                               --------------------    -------------------

Total long-term debt                                                                $28,787,064             $47,107,596
                                                                               ====================    ===================

Prime rate was 8.5% and LIBOR was 5.75% at December 31, 1997.

On October 4, 1996, the Company executed a three year revolving credit agreement with Bank One, Indiana, NA ("Bank One") for the purpose of refinancing the then existing revolving credit agreement with NationsBank and to provide additional acquisition capital. This agreement provided for a term note of $13,000,000 at a variable interest rate based upon prime or LIBOR, depending on the Company's funded debt to EBITDA ratio, payable monthly through September of 2003. The agreement also provided for a revolving note with maximum borrowings (including letters of credit) of $25,000,000 at a variable interest rate equal to that of the term note payable monthly through September of 1999. A commitment fee of $32,500 was paid upon acceptance of the agreement. These notes are secured by the Company's accounts receivable, equipment, inventory, and general intangibles, and the proceeds thereof. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage maximum funded debt to EBITDA, and minimum net worth.

On September 29, 1997 the Company entered into an amended and restated revolving credit agreement with Bank One which increased the term note to $15,350,000 and the maximum revolving note borrowings to $34,250,000. The maturity of the revolving note was also extended to October 2000. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. The Company pays a fee for the unused portion of the revolving loan. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage maximum funded debt to EBITDA, and minimum net worth.

On December 23, 1997, the Company entered into two interest rate swap agreements with Bank One to reduce the impact of changes in interest rates. The first agreement was for a period of seven years, cancelable by the bank at the end of five years, whereby the Company agreed to pay the bank a fixed rate of 5.90% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The second agreement was for a period of five years, cancelable by the bank at the end of three years, whereby the Company agreed to pay the bank a fixed rate of 5.80% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

5. SUBSEQUENT EVENTS:

On January 15, 1998, the Company entered into two interest rate swap agreements with Bank One to reduce the impact of changes in interest rates. The first agreement was for a period of seven years, cancelable by the bank at the end of five years, whereby, the Company agreed to pay the bank a fixed rate of 5.43% per annum on the notional principal amount of $10.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The second agreement was for a period of five years, cancelable by the bank at the end of three years, whereby, the Company agreed to pay the bank a fixed rate of 5.29% per annum on the notional principal amount of $10.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

On January 30, 1998 the Company acquired the assets of Liberty Fire Protection Company, Inc. a supplier of fire protection and safety equipment having approximately $0.5 million in annualized sales. The Company financed this transaction from operating funds and notes with the Seller.

On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company paid the banks fees of approximately $210,000, which will be amortized over the term of the notes. The Company pays a fee for the unused portion of the revolving loan. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage maximum funded debt to EBITDA, and minimum net worth.

6. PRO FORMA INFORMATION (UNAUDITED):

The pro forma adjustments for income taxes included in the accompanying condensed consolidated statement of operations for the three months and six months ended December 31, 1996 are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma earnings per share were calculated by dividing pro forma earnings by the weighted average shares outstanding for the period. The weighted average number of shares outstanding used to calculate the pro forma net income per share is based on the historical weighted average number of shares outstanding using an offering price of $8 per share.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $84.6 million for the last twelve months. In fiscal 1997, gases accounted for approximately 42% of net sales, welding equipment and supplies accounted for approximately 44% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 30 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 1997 and 1996

Net sales increased 24.0%, or $4.6 million, to $23.9 million from $19.3 million for the three months ended December 31, 1997, and 1996, respectively. Acquisitions made during the proceeding twelve months contributed $4.0 million of the increase in net sales, while same store growth contributed $0.6 million of the increase. Same store sales increased 3.2% versus the same quarter last year. Gases and cylinder revenue represented 54.6% of net sales for the three months ended December 31, 1997, with hard goods representing 45.4%. In comparison, net sales for the three months ended December 31, 1996 reflected gases and cylinder revenue at 56.9% and hard goods as 43.1%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 27.9%, or $2.8 million, to $12.9 million from $10.1 million for the three months ended December 31, 1997 and 1996, respectively. Acquisitions made during the proceeding twelve months contributed $2.2 million of the increase in gross profit, while the base business contributed $0.6 million of the increase. Gross profit as a percentage of net sales was 54.0% for the three months ended December 31, 1997, compared to 52.4% for the three months ended December 31, 1996. This change reflected the improvement in product margins, partially offset by the increase in the mix of hard goods to total sales.

Operating and administrative expenses increased 22.8%, or $1.6 million, to $8.4 million from $6.8 million for the three months ended December 31, 1997 and 1996, respectively. Of this increase, $1.5 million was related to acquired businesses and the remaining $0.1 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales decreased to 35.1% for the three months ended December 31, 1997, as compared to 35.4% for the same quarter in 1996, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made.

Depreciation and amortization expense increased $0.6 million for the three months ended December 31, 1997 compared to the same period in 1996, primarily as a result of acquisitions made during the last twelve months.

Interest expense increased $0.1 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates and reductions in debt as a result of the Company's initial public offering of stock in April 1997.

Net earnings increased 41.4%, or $0.3 million, to $1.0 million from pro forma net earnings of $0.7 million for the three months ended December 31, 1997 and 1996, respectively.

Comparison of Six Months Ended December 31, 1997 and 1996

Net sales increased 31.8%, or $10.7 million, to $44.5 million from $33.8 million for the six months ended December 31, 1997, and 1996, respectively. Acquisitions made during the proceeding twelve months contributed $9.1 million of the increase in net sales, while same store growth contributed $1.6 million of the increase. Same store sales increased 4.7% versus the same period last year. Gases and cylinder revenue represented 53.7% of net sales for the six months ended December 31, 1997, with hard goods representing 46.3%. In comparison, net sales for the six months ended December 31, 1996 reflected gases and cylinder revenue at 57.3% and hard goods as 42.7%. This change in sales mix primarily reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 31.6%, or $5.8 million, to $24.1 million from $18.3 million for the six months ended December 31, 1997 and 1996, respectively. Acquisitions made during the proceeding twelve months contributed $4.8 million of the increase in gross profit, while the base business contributed $1.0 million of the increase. Gross profit as a percentage of net sales was 54.0% for the six months ended December 31, 1997, compared to 54.1% for the six months ended December 31, 1996. This change reflected the increase in the mix of hard goods to total sales, partially offset by improvement in product margins.

Operating and administrative expenses increased 25.3%, or $3.2 million, to $15.7 million from $12.5 million for the six months ended December 31, 1997 and 1996, respectively. Of this increase, $2.9 million was related to acquired businesses and the remaining $0.3 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales decreased to 35.4% for the six months ended December 31, 1997, as compared to 37.2% for the same quarter in 1996, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made.

Depreciation and amortization expense increased $1.1 million for the six months ended December 31, 1997 compared to the same period in 1996, primarily as a result of acquisitions made during the last twelve months.

Interest expense increased $0.3 million for the six months, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates and reductions in debt as a result of the Company's initial public offering of stock in April 1997.

Net earnings increased 59.2%, or $0.7 million, to $1.8 million from pro forma net earnings $1.1 million for the six months ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

At December 31, 1997, the Company had working capital of approximately $6.6 million. Funds provided by operations for the six months ended December 31, 1997 were approximately $5.3 million. Funds used for investing activities were approximately $24.4 million for the six months ended December 31, 1997, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for six months ended December 31, 1997 were approximately $18.1 million from net borrowings. The Company's cash balance decreased $1.0 million during the quarter as $0.7 million in voluntary debt reduction was made.

On September 29, 1997, the Company entered into an amended and restated revolving credit agreement totaling $49.6 million, consisting of a $15.4 million term loan, which matures in six years and is amortized in equal monthly payments, and a $34.2 million revolving loan with a $15.0 million sublimit for letters of credit, which matures in October 2000. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.5% as of December 31, 1997. The Company pays a fee for the unused portion of the revolving loan. As of December 31, 1997, availability under the revolving loan was approximately $2.3 million, with outstanding borrowings of approximately $24.4 million and outstanding letters of credit of approximately $7.5 million. The credit facility is secured by all of the Company's assets.

The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 1997 was $15.9 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

On December 23, 1997, the Company entered into two interest rate swap agreements with Bank One to reduce the impact of changes in interest rates. The first agreement was for a period of seven years, cancelable by the bank at the end of five years, whereby the Company agreed to pay the bank a fixed rate of 5.90% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The second agreement was for a period of five years, cancelable by the bank at the end of three years, whereby the Company agreed to pay the bank a fixed rate of 5.80% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

FLUCTUATIONS IN QUARTERLY RESULTS

The Company generally has experienced higher sales activity during its second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. As a result, income from operations and net income typically is higher for the second and third quarters than for the first and fourth quarters of the fiscal year.

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

SUBSEQUENT EVENTS

On January 15, 1998, the Company entered into two interest rate swap agreements with Bank One to reduce the impact of changes in interest rates. The first agreement was for a period of seven years, cancelable by the bank at the end of five years, whereby, the Company agreed to pay the bank a fixed rate of 5.43% per annum on the notional principal amount of $10.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The second agreement was for a period of five years, cancelable by the bank at the end of three years, whereby, the Company agreed to pay the bank a fixed rate of 5.29% per annum on the notional principal amount of $10.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

On January 30, 1998 the Company acquired the assets of Liberty Fire Protection Company, Inc. a supplier of fire protection and safety equipment having approximately $0.5 million in annualized sales. The Company financed this transaction from operating funds and notes with the Seller.

On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company paid the banks fees of approximately $210,000, which will be amortized over the term of the notes. The Company pays a fee for the unused portion of the revolving loan. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage maximum funded debt to EBITDA, and minimum net worth.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share (EPS) data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company has adopted SFAS No. 128 during the quarter ended December 31, 1997.

Financial Accounting Standard Board Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entities capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company has adopted SFAS No. 129 during the quarter ended December 31, 1997.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  See the Exhibit Index on page 20.

        (b)       Reports on Form 8-K:

                  Form 8-K dated October 14, 1997 reporting under Item 2 the acquisition of Goss Brothers Welding Supply, Inc.

                  Form 8-K dated December 15, 1997 reporting under Item 5 the execution of a letter of intent for the acquisition of Buckeye Welder Services, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY NATIONAL GASES INCORPORATED



February 13, 1998                         /s/ Robert D. Scherich
                                          ----------------------
                                          Robert D. Scherich
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   -------------------------------------------------------------

3.1 Articles of Amendment of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-19973)

3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-19973)

10.1 Amended and Restated Credit Agreement dated January 23, 1997 between the Company and BankOne, Indiana NA

11.1             Calculation of Earnings Per Share

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)