Form 10-Q
period 1998-03-31
VALLEY NATIONAL GASES INC
filed 1998-05-15
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      Yes  X   No
                         -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                              Outstanding at May 10, 1998
                 -----                              ---------------------------

       Common stock, $0.001 par value                          9,620,084


================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS



                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 1997
                  And March 31, 1998                                                                          3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1998                                                  5

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended March 31, 1997 and 1998                                                   6

                  Condensed Consolidated Statements of Changes in
                  Stockholders Equity for the Year Ended June 30, 1997 and
                  the Nine Months Ended March 31, 1998                                                        7

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 1997 and 1998                                                   8

                  Notes to Condensed Consolidated Financial Statements                                        9

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        13


PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                                           17

     SIGNATURES                                                                                              18

     EXHIBIT INDEX                                                                                           19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   A S S E T S

                                                                                    June 30,                March 31,
                                                                                      1997                     1998
                                                                                   -----------             -----------
                                                                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 1,551,949             $   620,854
    Accounts receivable, net of allowance for doubtful accounts of
       $200,750                                                                     10,299,100              11,812,144
    Inventory                                                                        6,822,171               9,307,595
    Prepaids and other                                                               1,604,181                 908,828
                                                                                   -----------             -----------

                  Total current assets                                              20,277,401              22,649,421
                                                                                   -----------             -----------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                70,842                  49,786
    Buildings and improvements                                                       3,578,332               3,945,035
    Equipment                                                                       38,946,506              48,025,232
    Transportation equipment                                                         6,670,016               8,075,060
    Furniture and fixtures                                                           2,590,373               3,158,029
                                                                                   -----------             -----------

                  Total property, plant and equipment                               51,856,069              63,253,142

    Accumulated depreciation                                                       (21,786,762)            (26,353,122)
                                                                                   -----------             -----------

                  Net property, plant and equipment                                 30,069,307              36,900,020
                                                                                   -----------             -----------

OTHER ASSETS:
    Intangibles, net of amortization of $3,666,793 and $5,913,618,
       respectively                                                                 17,130,777              31,961,037
    Deposits and other assets                                                          328,610                 700,863
                                                                                   -----------             -----------

                  Total other assets                                                17,459,387              32,661,900
                                                                                   -----------             -----------

TOTAL ASSETS                                                                       $67,806,095             $92,211,341
                                                                                   ===========             ===========








   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,               March 31,
                                                                                      1997                   1998
                                                                                   -----------            -----------
                                                                                                          (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $ 3,928,387            $ 6,875,497
    Accounts payable, trade                                                          2,984,658              4,059,836
    Accrued compensation and employee benefits                                       2,965,676              2,333,451
    Other current liabilities                                                          713,684              1,618,747
                                                                                   -----------            -----------

                  Total current liabilities                                         10,592,405             14,887,531

LONG-TERM DEBT, less current maturities                                             28,787,064             46,224,591

DEFERRED TAXES AND OTHER LONG-TERM LIABILITIES                                       5,317,031              5,111,466
                                                                                   -----------            -----------

                  Total liabilities                                                 44,696,500             66,223,588
                                                                                   -----------            -----------

REDEEMABLE COMMON STOCK, par value, $.001
Per share, issued 235,000 shares                                                     1,880,000              1,880,000

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares                                                             9,385                  9,385
    Paid-in-capital                                                                 17,162,396             17,162,396
    Retained earnings                                                                4,057,814              6,935,972
                                                                                   -----------            -----------

                  Total stockholders' equity                                        21,229,595             24,107,753
                                                                                   -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $67,806,095            $92,211,341
                                                                                   ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                     1997                   1998
                                                                                   -----------            -----------
NET SALES                                                                          $20,271,994            $25,795,443
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                                                  9,421,847             11,818,429
                                                                                   -----------            -----------
                  Gross profit                                                      10,850,147             13,977,014

EXPENSES:
    Operating and administrative                                                     7,139,159              8,936,220
    Depreciation and amortization                                                    1,764,032              2,458,686
                                                                                   -----------            -----------
                  Total expenses                                                     8,903,191             11,394,906
                                                                                   -----------            -----------
                  Income from operations                                             1,946,956              2,582,108


INTEREST EXPENSE                                                                       614,923                895,961
OTHER INCOME (EXPENSE) NET                                                             174,410                 68,514
                                                                                   -----------            -----------
EARNINGS BEFORE INCOME TAXES                                                         1,506,443              1,754,661
                                                                                   ===========

PROVISION FOR INCOME TAXES                                                                                    719,410
                                                                                                          -----------
NET EARNINGS                                                                                              $ 1,035,251
                                                                                                          ===========

BASIC EARNINGS PER SHARE                                                                                  $      0.11
DILUTED EARNINGS PER SHARE                                                                                $      0.11
WEIGHTED AVERAGE SHARES                                                                                     9,620,084
DILUTED AVERAGE SHARES                                                                                      9,666,465

                                                                                    Pro Forma
                                                                                   Information
                                                                                   (Unaudited)
                                                                                   -----------
                                                                                       1997
                                                                                   -----------

EARNINGS BEFORE INCOME TAXES                                                       $1,506,443
PRO FORMA INCOME TAXES                                                                602,577
                                                                                   -----------
PRO FORMA NET EARNINGS                                                             $  903,866
                                                                                   ===========

PRO FORMA BASIC EARNINGS PER SHARE                                                 $     0.13
PRO FORMA DILUTED EARNINGS PER SHARE                                               $     0.12
PRO FORMA WEIGHTED AVERAGE SHARES                                                   7,000,000
PRO FORMA DILUTED AVERAGE SHARES                                                    7,267,074







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                   ----------------------------------
                                                                                      1997                   1998
                                                                                   -----------            -----------
NET SALES                                                                          $54,049,282            $70,306,595
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                                    24,926,122             32,281,466
                                                                                   -----------            -----------
                  Gross profit                                                      29,123,160             38,025,129

EXPENSES:
    Operating and administrative                                                    19,706,352             24,681,675
    Depreciation and amortization                                                    4,698,272              6,503,278
                                                                                   -----------            -----------
                  Total expenses                                                    24,404,624             31,184,953
                                                                                   -----------            -----------
                  Income from operations                                             4,718,536              6,840,176


INTEREST EXPENSE                                                                     1,607,774              2,151,173
OTHER INCOME (EXPENSE) NET                                                             324,425                189,230
                                                                                   -----------            -----------
EARNINGS BEFORE INCOME TAXES                                                         3,435,187              4,878,233
                                                                                   ===========

PROVISION FOR INCOME TAXES                                                                                  2,000,075
                                                                                                          -----------
NET EARNINGS                                                                                              $ 2,878,158
                                                                                                          ===========

BASIC EARNINGS PER SHARE                                                                                  $      0.30
DILUTED EARNINGS PER SHARE                                                                                $      0.30
WEIGHTED AVERAGE SHARES                                                                                     9,620,084
DILUTED  AVERAGE SHARES                                                                                     9,665,025

                                                                                    Pro Forma
                                                                                   Information
                                                                                   (Unaudited)
                                                                                   -----------
                                                                                       1997
                                                                                   -----------
EARNINGS BEFORE INCOME TAXES                                                       $ 3,435,187
PRO FORMA INCOME TAXES                                                               1,374,075
                                                                                   -----------
PRO FORMA NET EARNINGS                                                               2,061,112
                                                                                   ===========

PRO FORMA BASIC EARNINGS PER SHARE                                                 $      0.29
PRO FORMA DILUTED EARNINGS PER SHARE                                               $      0.28
PRO FORMA WEIGHTED AVERAGE SHARES                                                    7,000,000
PRO FORMA DILUTED AVERAGE SHARES                                                     7,267,074







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      FOR THE YEAR ENDED JUNE 30, 1997 AND

                      THE NINE MONTHS ENDED MARCH 31, 1998


                            Common Stock                Treasury Stock
                            ------------                --------------                                                   Total
                                                                                        Paid-in-     Retained        Stockholders'
                        Shares        Amount       Shares            Amount             Capital      Earnings            Equity
                      ----------      --------    ----------       -----------       -----------   -----------        -----------
 BALANCE, June 30,
              1996    18,300,653     $  18,301    11,300,653       $(3,705,000)      $    95,914   $19,961,877        $16,371,092

          Net loss            --            --            --                --                --      (844,897)          (844,897)

       Issuance of
      common stock     2,218,000         2,218            --                --        15,730,059            --         15,732,277

       Issuance of
    stock pursuant
   to compensation
        agreements       267,084           267            --                --         2,136,323            --          2,136,590


     Conversion of
           debt to
            equity       135,000           135            --                --         1,079,865            --          1,080,000

  Reclassification
     of redeemable
     common  stock
        outside of
     shareholders'
            equity      (235,000)         (235)           --                --        (1,879,765)           --         (1,880,000)


     Retirement of
    treasury stock   (11,300,653)      (11,301)  (11,300,653)        3,705,000                --    (3,693,699)                --

    Dividends paid            --            --            --                --                --   (11,365,467)       (11,365,467)
                      ----------      --------    ----------       -----------       -----------   -----------        -----------

 BALANCE, June 30,
              1997     9,385,084         9,385            --                --        17,162,396     4,057,814         21,229,595

      Net earnings            --            --            --                --                --     2,878,158          2,878,158
                      ----------      --------    ----------       -----------       -----------   -----------        -----------
BALANCE, March 31,
              1998     9,385,084      $  9,385            --                --       $17,162,396   $ 6,935,972        $24,107,753
       (Unaudited)    ==========      ========    ==========       ===========       ===========   ===========        ===========









   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                    1997                    1998
                                                                                 -----------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 3,953,035            $  8,464,825
                                                                                 -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                                  42,302                 767,159
    Purchases of property and equipment                                           (2,841,855)             (3,868,815)
    Business acquisitions, net of cash acquired                                   (4,961,045)            (22,483,564)
    Change in restricted cash                                                        400,000                      --
                                                                                 -----------            ------------

            Net cash used by investing activities                                 (7,360,598)            (25,585,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       5,511,102              22,216,037
    Principal payments on loans                                                   (2,191,673)             (6,026,737)
    Dividends paid                                                                  (783,430)                     --
                                                                                 -----------            ------------
            Net cash provided by financing activities                              2,535,999              16,189,300
                                                                                 -----------            ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (871,564)               (931,095)

CASH AND CASH EQUIVALENTS, beginning of period                                     4,148,546               1,551,949
                                                                                 -----------            ------------

CASH AND CASH EQUIVALENTS, end of period                                         $ 3,276,982            $    620,854
                                                                                 ===========            ============


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                                   $ 1,450,925            $  2,170,562
                                                                                 ===========            ============

    Cash payments for income taxes                                               $         0            $  1,067,755
                                                                                 ===========            ============


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

2. INVENTORY:

Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                              June 30,            March 31,
                                                1997                 1998
                                             ----------           ----------
                                                                  (Unaudited)
     Hardgoods                               $6,043,962           $8,042,129
     Gases                                      778,209            1,265,466
                                             ----------           ----------

                                             $6,822,171           $9,307,595
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

During the nine months ended March 31, 1998, the Company purchased five businesses. The largest of these acquisitions and their effective dates included Doansco, Inc. (July, 1997), Goss Brothers Welding Supply, Inc.
(September, 1997) and Buckeye Welder Services, Inc.(December, 1997).

In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                              Nine Months Ended
                                                                March 31, 1998
                                                                -------------
                                                                 (Unaudited)
Cash paid                                                       $  19,761,872
Notes issued to sellers                                             2,727,800
Notes payable and capital leases assumed                              847,530
Other liabilities assumed and acquisition costs                     4,977,136
                                                                -------------

Total purchase price allocated to assets acquired               $  28,314,338
                                                                =============

On October 10, 1996, the Company purchased substantially all of the assets of Weldco Inc. (Weldco) pursuant to a Purchase and Sale Agreement (the Weldco Purchase Agreement) for approximately $11.1 million. Approximately $7.9 million of the purchase price was paid by promissory notes from the Company. In conjunction with the Company's initial public offering, Weldco shareholders converted a portion of the Company's promissory notes to shares of the Company's common stock at the initial public offering price. The Company prepaid $1,720,000 under the Company's promissory notes and issued 135,000 shares of common stock to Weldco shareholders immediately prior to the closing of the Offering in exchange for the cancellation of indebtedness in the amount of $2,800,000. Additionally, certain Weldco shareholders purchased 100,000 shares of common stock in the Offering. The Weldco Purchase Agreement further grants Weldco shareholders the right to cause the Company to purchase the 235,000 shares of common stock issued to Weldco shareholders pursuant to the conversion of indebtedness for a period of three years following the closing of the Offering at the initial public offering price plus interest from the date of issuance at the rate of 6.6% per annum. Accordingly, such shares are not classified as shareholders' equity. The Company's payment obligation is secured by a letter of credit.

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                          June 30,        March 31,
                                                                                            1997            1998
                                                                                        -----------      -----------
                                                                                                         (Unaudited)
Revolving note,interest at LIBOR plus 1.625% payable monthly through October
    1999 and October 2000, respectively. Secured by the assets of the
    Company.                                                                            $ 9,075,154      $24,555,585
Term note, interest at LIBOR plus 1.625% payable monthly through October
    2003. Secured by the assets of the Company.                                          11,607,143       14,070,830

Notepayable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company.                                                        4,781,521        4,098,447

Individuals and corporations, mortgages and notes, interest at 2.978% to 10.00%,          7,456,419       10,561,641
    payable at various dates through 2010.                                              -----------      -----------

                                                                                         32,920,237       53,286,503
                  Original issue discount                                                  (204,786)        (186,415)
                  Current maturities                                                     (3,928,387)      (6,875,497)
                                                                                        -----------      -----------

Total long-term debt                                                                    $28,787,064      $46,224,591
                                                                                        ===========      ===========

Prime rate was 8.5% and LIBOR was 5.69% at March 31, 1998.

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

On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage maximum funded debt to EBITDA, and minimum net worth.

5.  EARNINGS PER SHARE

Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method.

                                                         Three Months Ended                         Nine Months Ended
                                                               March 31,                                 March 31,
                                                    -------------------------------           -------------------------------
                                                       1997                 1998                 1997                 1998
                                                    ----------           ----------           ----------           ----------
Net earnings for per common
 share computation
(1997 pro forma - see Note 7)                       $  903,866           $1,035,251           $2,061,112           $2,878,158
                                                    ==========           ==========           ==========           ==========

Basic earnings per common share:

Weighted average common shares                       7,000,000            9,620,084            7,000,000            9,620,084
                                                    ==========           ==========           ==========           ==========

Basic earnings per common share                          $0.13                $0.11                $0.29                $0.30
                                                    ==========           ==========           ==========           ==========

Diluted earnings per common share:

Weighted average common shares                       7,000,000            9,620,084            7,000,000            9,620,084

Shares issuable from assumed conversion of
common stock equivalents                               267,074               46,381              267,074               44,941
                                                    ----------           ----------           ----------           ----------

Weighted average common and common
equivalent shares                                    7,267,074            9,666,465            7,267,074            9,665,025
                                                    ==========           ==========           ==========           ==========
Diluted earnings per common share                        $0.12                $0.11                $0.28                $0.30
                                                    ==========           ==========           ==========           ==========


6. SUBSEQUENT EVENTS:

On May 15, 1998 the Company acquired the assets of Miller's LP Gas, Inc., a propane supply distributor having approximately $2.8 million in annualized sales. The Company financed this transaction from its credit facility and notes with the Seller.


7. PRO FORMA INFORMATION (UNAUDITED):

The pro forma adjustments for income taxes included in the accompanying condensed consolidated statement of operations for the three months and nine months ended March 31, 1997 are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma earnings per share were calculated by dividing pro forma earnings by the weighted average shares outstanding for the period. The weighted average number of shares outstanding used to calculate the pro forma net income per share is based on the historical weighted average number of shares outstanding using an offering price of $8 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $90.2 million for the last twelve months. In fiscal 1997, gases accounted for approximately 42% of net sales, welding equipment and supplies accounted for approximately 44% of net sales, and cylinder and tank rental accounted for approximately 14% of net sales.

The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 33 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

In 1997 the Company began modifying its computer system programming to process transactions in the year 2000. Spending for this modification is being expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1998 and 1997

Net sales increased 27.2%, or $5.5 million, to $25.8 million from $20.3 million for the three months ended March 31, 1998, and 1997, respectively. Acquisitions made during the proceeding twelve months contributed $6.2 million of the increase in net sales, while same store sales declined $0.6 million. The decrease in same store sales reflects the lower demand and price realization for propane, resulting primarily from the effect of warm weather on the home heating season. Absent this effect on propane sales, same store sales increased $0.3 million versus the same quarter last year. Gases and cylinder revenue represented 53.1% of net sales for the three months ended March 31, 1998, with hard goods representing 46.9%. In comparison, net sales for the three months ended March 31, 1997 reflected gases and cylinder revenue at 55.6% and hard goods at 44.4%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 28.8%, or $3.1 million, to $14.0 million from $10.9 million for the three months ended March 31, 1998 and 1997, respectively. Acquisitions made during the proceeding twelve months contributed $3.1 million of the increase in gross profit, while the gross profit for the base business remained the same. Gross profit as a percentage of net sales was 54.2% for the three months ended March 31, 1998, compared to 53.5% for the three months ended March 31, 1997. This change reflected the improvement in product margins, partially offset by the increase in the mix of hard goods to total sales.

Operating and administrative expenses increased 25.2%, or $1.8 million, to $8.9 million from $7.1 million for the three months ended March 31, 1998 and 1997, respectively. Of this increase, $1.7 million was related to acquired businesses and the remaining $0.1 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales decreased to 34.6% for the three months ended March 31, 1998, as compared to 35.2% for the same quarter in 1997, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made.

Depreciation and amortization expense increased $0.7 million for the three months ended March 31, 1998 compared to the same period in 1997, primarily as a result of acquisitions made during the last twelve months.

Interest expense increased $0.3 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates and reductions in debt as a result of the Company's initial public offering of stock in April 1997.

Net earnings increased 14.5%, or $0.1 million, to $1.0 million from pro forma net earnings of $0.9 million for the three months ended March 31, 1998 and 1997, respectively.


Comparison of Nine months Ended March 31, 1998 and 1997

Net sales increased 30.1%, or $16.3 million, to $70.3 million from $54.0 million for the nine months ended March 31, 1998, and 1997, respectively. Acquisitions made during the proceeding twelve months contributed $15.3 million of the increase in net sales, while same store growth contributed $1.0 million of the increase. Gases and cylinder revenue represented 53.5% of net sales for the nine months ended March 31, 1998, with hard goods representing 46.5%. In comparison, net sales for the nine months ended March 31, 1997 reflected gases and cylinder revenue at 56.7% and hard goods as 43.3%. This change in sales mix primarily reflects the effect of acquisitions made during the preceding twelve months.

Gross profit, which excludes depreciation and amortization, increased 30.6%, or $8.9 million, to $38.0 million from $29.1 million for the nine months ended March 31, 1998 and 1997, respectively. Acquisitions made during the proceeding twelve months contributed $7.9 million of the increase in gross profit, while the base business contributed $1.0 million of the increase. Gross profit as a percentage of net sales was 54.1% for the nine months ended March 31, 1998, compared to 53.9% for the nine months ended March 31, 1997. This change reflected the improvement in product margins partially offset by the increase in the mix of hard goods to total sales.

Operating and administrative expenses increased 25.2%, or $5.0 million, to $24.7 million from $19.7 million for the nine months ended March 31, 1998 and 1997, respectively. Of this increase, $4.6 million was related to acquired businesses and the remaining $0.4 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales decreased to 35.1% for the nine months ended March 31, 1998, as compared to 36.5% for the same period in 1997, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales at a rate lower than the Company average before the acquisitions were made.

Depreciation and amortization expense increased $1.8 million for the nine months ended March 31, 1998 compared to the same period in 1997, primarily as a result of acquisitions made during the last twelve months.

Interest expense increased $0.5 million for the nine months, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates and reductions in debt as a result of the Company's initial public offering of stock in April 1997.

Net earnings increased 39.6%, or $0.8 million, to $2.9 million from pro forma net earnings of $2.1 million for the nine months ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

At March 31, 1998, the Company had working capital of approximately $7.8 million. Funds provided by operations for the nine months ended March 31, 1998 were approximately $8.5 million. Funds used for investing activities were approximately $25.5 million for the nine months ended March 31, 1998, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for nine months ended March 31, 1998 were approximately $16.1 million from net borrowings.

On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.3% as of March 31, 1998. As of March 31, 1998, availability under the revolving loan was approximately $43.5 million, with outstanding borrowings of approximately $24.6 million and outstanding letters of credit of approximately $7.2 million. The credit facility is secured by all of the Company's assets.

The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 1998 was $14.7 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

SUBSEQUENT EVENTS

On May 15, 1998 the Company acquired the assets of Miller's LP Gas, Inc., a propane supply distributor having approximately $2.8 million in annualized sales. The Company financed this transaction from its credit facility and notes with the Seller.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard Board Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement requires all companies to provide specific disclosure regarding the entities capital structure. SFAS No. 129 specifies the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company adopted SFAS No. 129 during the quarter ended December 31, 1997.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  See the Exhibit Index on page 19.

        (b)       Reports on Form 8-K:

                  Form 8-K dated January 2, 1998 reporting under Item 2 the acquisition of Buckeye Welder Services, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY NATIONAL GASES INCORPORATED



May 15, 1998                            /s/ ROBERT D. SCHERICH
                                        ----------------------
                                        Robert D. Scherich
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