Form 10-K405
period 1998-06-30
VALLEY NATIONAL GASES INC
filed 1998-09-25
CIK 1030715

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1998
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      -----------------    ---------------------

                        COMMISSION FILE NUMBER 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            23-2888240
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

                                                             NAME OF EXCHANGE
   TITLE OF EACH                                                 ON WHICH
       CLASS                                                    REGISTERED
-------------------                                         -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on August 28, 1998, as reported on the Nasdaq Stock Market, was $16,718,819.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 27, 1998 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                 PAGE NO.
----                                                                 --------
 1.    Business....................................................      1
 2.    Properties..................................................      7
 3.    Legal Proceedings...........................................      8
 4.    Submission of Matters to a Vote of Security Holders.........      8

                                 PART II
 5.    Market for the Company's Common Stock and Related
       Stockholder Matters.........................................      8
 6.    Selected Financial Data.....................................      9
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     10
 8.    Financial Statements and Supplementary Data.................     16
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures...................................     16

                                 PART III
10.    Directors and Executive Officers of the Company.............     17
11.    Executive Compensation......................................     18
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     18
13.    Certain Relationships and Related Transactions..............     18

                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................     19

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $95.0 million in fiscal 1998. In fiscal 1998, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 47% of net sales, and cylinder and tank rental accounted for approximately 13% of net sales.

     The Company's gas operations consist primarily of the packaging and mixing of industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and the transportation of these cylinders to customers from one of the Company's 52 distribution and retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of the Company's cylinders. The Company owns approximately 375,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will extend on average for 50 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic tanks and propane tanks which are also rented to bulk gas customers. The Company owns approximately 15,000 bulk propane tanks and 330 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to aggressively pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 53 acquisitions. Since July 1, 1997, the Company has acquired ten independent distributors, adding approximately $27 million in annualized sales. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Acquisitions will be financed primarily with borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of the 53 distributors. The Company's acquisitions historically have been financed, and the Company expects that future acquisitions will be financed, primarily with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its Common Stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

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

     Competition for Acquisitions. In seeking to acquire distributors, the Company competes with the major industrial gas producers and national and regional gas distributors. The largest national distributor is Airgas, Inc. ("Airgas") which has been growing through acquisitions since the mid-1980's. The Company expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with the

Company for acquisitions. The Company believes that the BOC Group, Inc., Air Products and Chemicals, Inc. and AGA Gas, Inc. are the only major industrial gas producers who are actively soliciting independent distributors for purchase at this time, but that each have self-imposed size and geographic constraints. The Company also believes that some major industrial gas producers have limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. The smaller independent distributors with which the Company competes for acquisitions generally do not seek acquisitions beyond their immediate geographic region.

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

     In fiscal 1998, the Company sold approximately ten million gallons of propane to approximately 10,000 residential, commercial and industrial users. Propane sales accounted for approximately 8% of net sales in fiscal 1998. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for fork lifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facility in West Mifflin, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 1998, acetylene accounted for approximately 3% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 1996, 1997 and 1998 for each of the following products and services:

                                                       YEARS ENDED JUNE 30,
                                                     ------------------------
                                                     1996      1997      1998
                                                     ----      ----      ----
Gases..............................................  45.9%     42.2%     40.1%
Welding equipment and supplies.....................  39.7      44.4      46.7
Cylinder rental and other..........................  14.4      13.4      13.2

CUSTOMERS

     The Company currently has more than 56,000 customers, none of which accounted for more than 1% of net sales in fiscal 1998. In fiscal 1998, approximately 20% of the Company's net sales were to metal production and fabrication customers. Other major industry categories represented by the Company's customer base includes manufacturing at 18%, health care at 8%, construction at 8%, services at 9%, mining at 4%, and oil and chemicals at 3% of net sales. The customer base also includes smaller distributors who are in close proximity to one of the Company's larger packaging facilities and find it economically advantageous to source certain products from the Company.

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

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 69% of the Company's gas purchases in fiscal 1998. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 69 primary vendors, of which purchases from the top five vendors represented approximately 56% of total purchases in fiscal

1998. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

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

EMPLOYEES

     At June 30, 1998, the Company employed 561 people, of whom approximately 11% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 62% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

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

ITEM 2. PROPERTIES

     The Company owns approximately 375,000 cylinders, 15,000 bulk propane tanks and 330 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 50 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 52 industrial gas and welding supply distribution locations in ten states, twenty-one of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of space and an additional 3200 square feet of space for executive offices in Wheeling and Benwood West Virginia, respective.

     Most of the specialty gas products sold by the Company are purified, packaged and mixed at a facility operated by the Company in Evans City, Pennsylvania. This facility normally processes approximately 30,000 cylinders per month, but has capacity to process approximately 100% more volume, which the Company believes would be sufficient to meet increased volume requirements in the future.

     All of the Company's facilities are leased on terms which the Company believes are consistent with commercial rental rates prevailing in the surrounding rental market. The Company believes that its facilities are adequate for its needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3. LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company is currently a defendant in a lawsuit claiming that the Company is liable and negligent in the death of an individual killed during a fire and explosion that occurred at a site adjacent to a customer location where the Company delivered propane cylinders and other gases. The Company's customer filed a second lawsuit seeking damages for property damages resulting from the fire and explosion. The Court has ordered that these two cases be consolidated for discovery purposes. Both cases are currently in extensive discovery with a scheduled trial date in December 1998. Management is of the opinion that the ultimate resolution of this matter, in consideration of its insurance coverages, will not have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of the pending matter discussed above; however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on April 10, 1997 on the Nasdaq National Market under the symbol "VNGI." As reported by Nasdaq, the high and low sales prices of the Company's stock for the fiscal year ended June 30, 1998 were $12.125 and $10.00, respectively.

     On September 25, 1998, there were 109 record holders of the Company's common stock.

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

                                                            YEARS ENDED JUNE 30,
                                             --------------------------------------------------
                                              1994       1995       1996      1997(1)    1998
                                              ----       ----       ----      -------    ----
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales..............................    $39,166    $44,914    $53,612    $73,905   $95,031
  Depreciation and amortization..........      2,790      3,112      4,700      6,673     9,086
  Operating income.......................      3,828      4,183      5,000      4,493     7,848
  Interest expense.......................      1,038      1,072      1,561      2,158     3,116
  Income taxes (2).......................         --         --         --      3,655     2,052
  Net income (loss)......................      3,061      3,555      4,101       (845)    2,953
  Basic earnings per share...............                                               $  0.31
  Diluted earnings per share.............                                               $  0.31
  Pro forma basic earnings (loss) per
     share (3)...........................    $  0.26    $  0.30    $  0.35    $ (0.30)
  Pro forma diluted earnings (loss) per
     share (3)...........................    $  0.25    $  0.29    $  0.34    $ (0.27)
  Weighted average shares
     Basic...............................                                                 9,620
     Diluted.............................                                                 9,667
  Pro forma weighted average shares (4)
     Basic...............................      7,000      7,000      7,000      7,573
     Diluted.............................      7,267      7,267      7,267      8,506
Balance Sheet Data:
  Working capital........................      5,116      6,327      7,218      9,685     7,183
  Total assets...........................     27,133     33,421     45,491     67,806    97,059
  Current portion of long-term debt......      1,852      2,135      2,737      3,928     5,612
  Long-term debt.........................     10,079     12,964     19,507     28,787    48,656
  Other non-current liabilities (2)......        355        478        590      5,317     7,302
  Shareholders' equity...................     11,648     13,796     16,371     21,230    24,183

---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $95.0 million in fiscal 1998. In fiscal 1998, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 47% of net sales, and cylinder and tank rental accounted for approximately 13% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 36 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

     The Company's results are subject to moderate seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months falling in the Company's second and third fiscal quarters. Seasonality of total sales has increased as propane sales as a percentage of total sales have increased.

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

                                                              AS A PERCENTAGE OF NET SALES
                                                                  YEARS ENDED JUNE 30,
                                                              ----------------------------
                                                               1996       1997       1998
                                                               ----       ----       ----
Net sales...................................................  100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..............................................   44.1       46.5       46.7
                                                              -----      -----      -----
Gross profit................................................   55.9       53.5       53.3
Operating and administrative expenses.......................   37.8       35.9       35.4
Depreciation and amortization...............................    8.8        9.0        9.6
Special charges (1).........................................     --        2.5         --
                                                              -----      -----      -----
Income from operations......................................    9.3        6.1        8.3
Interest expense............................................    2.9        2.9        3.3
Other income................................................    1.2        0.6        0.3
                                                              -----      -----      -----
Net income before taxes.....................................    7.6        3.8        5.3
Provision for income taxes..................................     --        4.9        2.2
                                                              -----      -----      -----
Net income..................................................    7.6%      (1.1)%      3.1%
                                                              =====      =====      =====

---------------

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

  COMPARISON OF YEARS ENDED JUNE 30, 1998 AND 1997

     Net sales increased 28.6%, or $21.1 million, to $95.0 million from $73.9 million for the years ended June 30, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $20.6 million of the increase in net sales, while same store sales growth contributed $0.5 million of the increase. Same store sales for the year were negatively impacted by the effect of a warmer than usual winter on the Company's propane sales and the performance at three of the Company's branches. Gases and cylinder income represented 53.3% of net sales for the year, with hard goods representing the remaining 46.7%. In comparison, net sales for the prior year reflected gases and cylinder income as 55.6% and hard goods as 44.4%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months. The Company believes that the base of hard good customers acquired in these acquisitions provides it the opportunity to build gas and cylinder business in the future.

     Gross profit, which excludes depreciation and amortization, increased 28.0%, or $11.1 million, to $50.6 million for the year, compared to $39.6 million for the prior year. Acquisitions made during the preceding twelve months contributed $10.6 million of the increase in gross profit, while same stores contributed $0.5 million of the increase. Gross profit as a percentage of net sales was 53.3% for the year, compared to 53.5% for the prior year. This change reflects an increase in the proportion of hard good sales, which have a lower gross profit margin as a percentage of net sales than gases, primarily related to acquisitions made during the year, partially offset by improved gross margins for gas products.

     Operating and administrative expenses, before prior year special charges, increased 27.1%, or $7.2 million, to $33.7 million for the year, compared to $26.5 million for the prior year. Of this increase, $6.4 million was related to acquired businesses, with the balance of the change, or $0.8 million, attributable to same store expenses. Depreciation and amortization expense increased $2.4 million for the year, primarily as a result of acquisitions made during the last twelve months. Special one-time noncash charges of $1.9 million ($1.1 million net of taxes) were recorded during the final quarter of the prior year reflecting the issuance of stock at the time of the initial public offering to executives and a director to satisfy obligations under certain deferred compensation and consulting agreements.

     Interest expense increased 44.4%, or $1.0 million, to $3.1 million for the year, compared to $2.2 million for the prior year. This increase reflects the impact of additional borrowings related to acquisitions, partially offset by reduced average interest rates resulting from the refinancing of the Company's credit facility.

     Net earnings for the year were $3.0 million, compared to a net loss of $0.8 million for the fiscal year ended June 30, 1998, which included one-time charges of $1.9 million ($1.1 million net of taxes) and $3.9 million for the recording of the noncash compensatory charges and the recognition of the deferred tax liability resulting from the termination of the S corporation status.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges increased 27.2%, or $3.7 million, to $17.2 million for the year, compared to $13.5 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

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

YEAR 2000 COMPLIANCE

     The Company's work on the Year 2000 ("Y2K") computer compliance issue began in 1996. The Company's Y2K compliance program consists of five parts: inventory, assessment, renovation, testing and implementation. The Company has conducted an inventory and assessment of remediation required for business-critical information technology applications. Project plans have been created, and progress is being monitored on an ongoing basis. The Company's goal is to have its business-critical information technology applications Y2K compliant by December 31, 1998. The Company is also in the process of completing Company-wide inventory, assessment and remediation project plans for business-critical personal computers and software, user applications and embedded-chip systems. The Company's goal is to have these business-critical components Y2K compliant by June 30, 1999.

     The Company is investigating the Y2K compliance status of its vendors, suppliers and affiliates via the Company's own internal vendor compliance effort. The Company will carry out this task through a Company-wide effort to address internal issues, and jointly with industry trade groups, to address issues related to third parties which are common to the industry.

     The Company estimates that expenses incurred and expenses still to be incurred for programming, internal staff costs and other expenses related to its Y2K efforts will be less than $100,000.

     While the Company believes it is taking all appropriate steps to achieve Y2K compliance, its Y2K issues and any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Y2K compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. The Y2K problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Y2K compliance can be achieved without significant additional costs.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

     At June 30, 1998, the Company had working capital of $7.2 million and long term debt of $48.7 million, compared to $9.7 million and $28.8 million, respectively, at June 30, 1997. In conjunction with the Company's initial public offering of its common stock during fiscal year 1997, $1.9 million of long term debt was retired with shares of common stock, but remains subject to a put right by the holders to convert the shares back to debt, plus accrued interest, for a period of three years.

     Net cash provided by operating activities increased $4.6 million, to $13.6 million for fiscal year 1998, compared to $9.0 million for the prior year. Cash used for acquisitions was approximately $25.5 million and $10.2 million for fiscal 1998 and 1997, respectively. Capital expenditures, made primarily for the purchase of cylinders, tanks and delivery trucks, were approximately $5.3 million and $4.0 million for fiscal 1998 and 1997, respectively. Net proceeds, after related expenses, from the initial public offering in April 1997 of approximately $15.7 million were used to pay the Company's estimated S corporation distribution of $11.1 million with the balance of $4.6 million used to reduce outstanding borrowings.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.3% as of June 30, 1998. As of June 30, 1998, availability under the revolving loan was approximately $40.8 million, with outstanding borrowings of approximately $26.8 million and outstanding letters of credit of approximately $7.7 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 1998 and 1997 was $14.2 million and $12.2 million, respectively. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility. Outstanding letters of credit as of June 30, 1998 and 1997 were $7.7 million and $5.9 million, respectively.

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

     The Company has entered into a put/call option agreement with an independent distributor for the purchase of its business. This option becomes exercisable beginning in the year 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

INTEREST RATE SENSITIVITY

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

                                        EXPECTED MATURITY DATE
                                      FOR PERIODS ENDING JUNE 30,
                            -----------------------------------------------    THERE                 FAIR
                             1999      2000      2001      2002      2003      AFTER     TOTAL      VALUE
                             ----      ----      ----      ----      ----      -----     -----      -----
                                                            (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate..............  $ 3,054   $ 2,833   $ 2,327   $ 2,318   $ 1,393   $ 2,081   $ 14,006   $
  Average interest rate...     3.85%     4.29%     4.75%     5.79%     6.05%     6.59%
  Variable rate...........  $ 2,558   $ 2,558   $29,389   $ 2,558   $ 2,558   $   641   $ 40,262   $ 40,262
  Average interest rate...     5.65%     5.65%     5.65%     5.65%     5.65%     5.65%      5.65%
Interest rate swaps
  Fixed to variable.......  $35,000   $35,000   $35,000   $20,000   $20,000   $15,000   $160,000   $160,000
  Average pay rate........     5.51%     5.51%     5.51%     5.64%     5.59%     5.55%      5.55%
  Average receive rate....     5.65%     5.65%     5.65%     5.65%     5.65%     5.65%      5.65%

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company generally has experienced higher sales activity during its second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. As a result, income from operations and net income typically are higher for the second and third quarters than for the first and fourth quarters of the fiscal year. The timing of acquisitions may also have an appreciable effect on quarter to quarter earnings.

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

SUBSEQUENT EVENTS

     On September 10, 1998 the Company acquired all of the assets of an industrial gas and welding supply distributor having approximately $2 million in annualized sales. The purchase was financed with a combination of cash, borrowings under the credit facility and long-term notes with the sellers. On September 4, 1998 the Company entered into a letter of intent, subject to normal and customary due diligence and negotiation of a definitive agreement, for the purchase of all of the assets of an industrial gas and welding distributor having approximately $4 million in annualized sales. The Company expects this transaction to close within 90 days and to be financed with borrowings under the credit facility and notes with the sellers.

     On August 28, 1998, the Company entered into an interest rate swap agreement with Bank One to reduce the impact of changes in interest rates. This agreement was for a period of five years, cancelable by the bank at the end of three years, whereby, the Company agreed to pay the bank a fixed rate of 5.40% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

RECENT ACCOUNTING PRONOUNCEMENTS

     In fiscal 1999, the Company will adopt the provisions of three Statements of Financial Accounting Standards ("SFAS") recently issued by the Financial Accounting Standards Board. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," standardizes the disclosures for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates other disclosures no longer useful as prescribed in previous standards.

     SFAS Nos. 130, 131 and 132 only affect financial disclosures in interim and annual reports; therefore, the adoption of these accounting standards will not have an impact on the Company's financial condition or results of operations.

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999.

     The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and have not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

                                                YEARS
                                             EXPERIENCE
                NAME                   AGE   IN INDUSTRY                    POSITION
                ----                   ---   -----------                    --------
Gary E. West.........................  61        28       Chairman of the Board of Directors
Lawrence E. Bandi....................  44        24       President, Chief Executive Officer, Director
John R. Bushwack.....................  47        22       Executive Vice President, Chief Operating
                                                          Officer, Director
Robert D. Scherich...................  38        2        Chief Financial Officer
Ben Exley, IV........................  51        2        Director
James P. Hart........................  44        2        Director
William A. Indelicato................  59        29       Director
R. Bruce Kraemer.....................  53        31       Director
August E. Maier......................  69        15       Director

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

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. Since April 1998, he has served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation. He served as the President of Ohio Valley Clarksburg, Inc. since 1990 and Bailey Drug Company from 1993 through 1998, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. since 1994, BankOne Wheeling-Steubenville N.A. since 1991 and Stone & Thomas, a chain of clothing department stores, since 1991. Mr. Exley is a graduate of West Virginia Wesleyan with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

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

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997. In September, 1997, Mr. Maier became an employee of the Company and now serves as Corporate Director of Field Operations. He served as Chief Executive Officer of Houston Fearless 79, a manufacturer of film processing equipment, from May 1995 until August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive officer of Holox, Inc., a manufacturer and distributor of industrial gases and welding equipment, which is wholly owned by Hoeklos Ltd. of Holland. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 27, 1998, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 27, 1998, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 27, 1998, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 25, 1998
                                          /s/ LAWRENCE E. BANDI

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

             SIGNATURE                                TITLE                        DATE
             ---------                                -----                        ----

         /s/ GARY E. WEST              Chairman of the Board                September 25, 1998
-----------------------------------
          (GARY E. WEST)

       /s/ LAWRENCE E. BANDI           President, Chief Executive Officer,  September 25, 1998
-----------------------------------    Director
        (LAWRENCE E. BANDI)

       /s/ JOHN R. BUSHWACK            Executive Vice President,            September 25, 1998
-----------------------------------    Chief Operating Officer,
        (JOHN R. BUSHWACK)             Secretary, Director

      /s/ ROBERT D. SCHERICH           Chief Financial Officer              September 25, 1998
-----------------------------------
       (ROBERT D. SCHERICH)

         /s/ BEN EXLEY, IV             Director                             September 25, 1998
-----------------------------------
          (BEN EXLEY, IV)

         /s/ JAMES P. HART             Director                             September 25, 1998
-----------------------------------
          (JAMES P. HART)

     /s/ WILLIAM A. INDELICATO         Director                             September 25, 1998
-----------------------------------
      (WILLIAM A. INDELICATO)

       /s/ R. BRUCE KRAEMER            Director                             September 25, 1998
-----------------------------------
        (R. BRUCE KRAEMER)

        /s/ AUGUST E. MAIER            Director                             September 25, 1998
-----------------------------------
         (AUGUST E. MAIER)

                       VALLEY NATIONAL GASES INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of the Independent Public Accountants................   F-1

Consolidated Balance Sheets as of June 30, 1997 and 1998....   F-2
Consolidated Statements of Operations for the years ended
  June 30, 1996, 1997 and 1998..............................   F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 1996, 1997 and 1998..........   F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 1996, 1997 and 1998..............................   F-5
Consolidated Notes to Financial Statements..................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheets of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary as of June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

LOGO

Pittsburgh, Pennsylvania,
  July 31, 1998 (except for
  the matter discussed in
  Note 16 as to which the
  date is September 10, 1998)

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1998

                                                                 1997           1998
                                                                 ----           ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,551,949    $   589,170
  Accounts receivable, net of allowance for doubtful
    accounts of $200,750 and $345,000, respectively.........   10,299,100     11,657,659
  Inventory.................................................    6,822,171      8,731,834
  Prepaids and other........................................    1,604,181      1,242,799
                                                              -----------    -----------
       Total current assets.................................   20,277,401     22,221,462
                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       70,842         49,786
  Buildings and improvements................................    3,578,332      3,957,774
  Equipment.................................................   38,946,506     49,212,815
  Transportation equipment..................................    6,670,016      8,520,471
  Furniture and fixtures....................................    2,590,373      3,341,977
                                                              -----------    -----------
       Total property, plant and equipment..................   51,856,069     65,082,823
  Accumulated depreciation..................................  (21,786,762)   (26,580,317)
                                                              -----------    -----------
       Net property, plant and equipment....................   30,069,307     38,502,506
                                                              -----------    -----------
OTHER ASSETS:
  Intangibles, net of amortization of $3,666,793 and
    $6,888,902, respectively................................   17,130,777     34,706,927
  Deposits and other assets.................................      328,610      1,628,161
                                                              -----------    -----------
       Total other assets...................................   17,459,387     36,335,088
                                                              -----------    -----------
TOTAL ASSETS................................................  $67,806,095    $97,059,056
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $ 3,928,387    $ 5,611,714
  Bank overdraft............................................           --        393,530
  Accounts payable, trade...................................    2,984,658      4,584,388
  Accrued compensation and employee benefits................    2,965,676      3,177,180
  Other current liabilities.................................      713,684      1,271,817
                                                              -----------    -----------
       Total current liabilities............................   10,592,405     15,038,629
LONG-TERM DEBT, less current maturities.....................   28,787,064     48,655,869
DEFERRED TAX LIABILITY......................................    3,665,298      5,933,192
OTHER LONG-TERM LIABILITIES.................................    1,651,733      1,368,766
                                                              -----------    -----------
       Total liabilities....................................   44,696,500     70,996,456
                                                              -----------    -----------
REDEEMABLE COMMON STOCK, par value, $.001 per share, issued
  235,000 shares............................................    1,880,000      1,880,000
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share--
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares................................        9,385          9,385
  Paid-in-capital...........................................   17,162,396     17,162,396
  Retained earnings.........................................    4,057,814      7,010,819
                                                              -----------    -----------
       Total stockholders' equity...........................   21,229,595     24,182,600
                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $67,806,095    $97,059,056
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                        1996           1997           1998
                                                        ----           ----           ----
NET SALES..........................................  $53,611,979    $73,904,526    $95,030,926
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................   23,617,062     34,350,052     44,413,606
                                                     -----------    -----------    -----------
          Gross profit.............................   29,994,917     39,554,474     50,617,320
                                                     -----------    -----------    -----------
EXPENSES:
  Operating and administrative.....................   20,295,254     26,508,220     33,683,926
  Depreciation and amortization....................    4,699,608      6,673,004      9,085,611
  Special charges..................................           --      1,879,887             --
                                                     -----------    -----------    -----------
          Total expenses...........................   24,994,862     35,061,111     42,769,537
                                                     -----------    -----------    -----------
          Income from operations...................    5,000,055      4,493,363      7,847,783
                                                     -----------    -----------    -----------
INTEREST EXPENSE...................................    1,561,081      2,157,691      3,115,927
                                                     -----------    -----------    -----------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................      332,133        290,657        166,879
  Rental income (expense)..........................       81,565         (9,130)           700
  Gain (loss) on disposal of assets................       (5,095)        58,474        (20,977)
  Other income (expense)...........................      253,351        144,728        126,635
                                                     -----------    -----------    -----------
          Total other income.......................      661,954        484,729        273,237
                                                     -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES.......................    4,100,928      2,820,401      5,005,093
PROVISION FOR INCOME TAXES.........................           --      3,665,298      2,052,088
                                                     -----------    -----------    -----------
NET EARNINGS (LOSS)................................  $ 4,100,928    $  (844,897)   $ 2,953,005
                                                     ===========    ===========    ===========
BASIC EARNINGS PER SHARE...........................                                $      0.31
DILUTED EARNINGS PER SHARE.........................                                $      0.31
WEIGHTED AVERAGE SHARES:
  Basic............................................                                  9,620,084
  Diluted..........................................                                  9,667,088

         PRO FORMA INFORMATION (UNAUDITED)
NET EARNINGS (LOSS)................................  $ 4,100,928    $  (844,897)
PRO FORMA INCOME TAXES.............................    1,640,371      1,430,302
                                                     -----------    -----------
PRO FORMA EARNINGS (LOSS)..........................  $ 2,460,557    $(2,275,199)
                                                     ===========    ===========
PRO FORMA BASIC EARNINGS (LOSS) PER SHARE..........  $      0.35    $     (0.30)
PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE........  $      0.34    $     (0.27)
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES:
  Basic............................................    7,000,000      7,573,005
  Diluted..........................................    7,267,084      8,506,093

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                 COMMON STOCK             TREASURY STOCK                                          TOTAL
                            ----------------------   -------------------------    PAID-IN-       RETAINED     STOCKHOLDERS'
                              SHARES       AMOUNT      SHARES        AMOUNT        CAPITAL       EARNINGS        EQUITY
                              ------       ------      ------        ------        -------       --------        ------
BALANCE, June 30, 1995....   18,300,653   $ 18,301    11,300,653   $(3,705,000)  $        --   $ 17,482,478   $ 13,795,779
  Net income..............           --         --            --            --            --      4,100,928      4,100,928
  Contribution of
    capital...............           --         --            --            --        95,914             --         95,914
  Dividends paid..........           --         --            --            --            --     (1,621,529)    (1,621,529)
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1996....   18,300,653     18,301    11,300,653    (3,705,000)       95,914     19,961,877     16,371,092
  Net loss................           --         --            --            --            --       (844,897)      (844,897)
  Issuance of common
    stock.................    2,218,000      2,218            --            --    15,730,059             --     15,732,277
  Issuance of stock
    pursuant to
    compensation
    agreements............      267,084        267            --            --     2,136,323             --      2,136,590
  Conversion of debt to
    equity................      135,000        135            --            --     1,079,865             --      1,080,000
  Reclassification of
    redeemable common
    stock outside of
    shareholders'
    equity................     (235,000)      (235)           --            --    (1,879,765)            --     (1,880,000)
  Retirement of treasury
    stock.................  (11,300,653)   (11,301)  (11,300,653)    3,705,000            --     (3,693,699)            --
  Dividends paid..........           --         --            --            --            --    (11,365,467)   (11,365,467)
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1997....    9,385,084      9,385            --            --    17,162,396      4,057,814     21,229,595
  Net income..............           --         --            --            --            --      2,953,005      2,953,005
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1998....    9,385,084   $  9,385   $        --   $        --   $17,162,396   $  7,010,819   $ 24,182,600
                            ===========   ========   ===========   ===========   ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998

                                                       1996            1997            1998
                                                       ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss).............................  $ 4,100,928    $   (844,897)   $  2,953,005
  Adjustments to reconcile net income to net cash
     provided by operating activities--
       Depreciation...............................    3,437,208       4,324,563       5,530,670
       Amortization...............................    1,262,400       2,348,441       3,554,941
       Special charges............................           --       1,879,887              --
       Loss (gain) on disposal of assets..........        5,095         (58,474)         20,977
       Change in deferred taxes...................           --       3,665,298       2,667,894
       Other long-term assets and liabilities.....     (399,740)        888,802      (2,343,445)
       Changes in operating assets and
          liabilities--
          Accounts receivable.....................     (527,257)        116,617         824,165
          Inventory...............................     (151,906)          2,002        (639,639)
          Prepaids and other......................     (308,617)       (478,841)        460,317
          Accounts payable, trade.................      421,667      (1,959,827)        562,416
          Accrued compensation and employee
            benefits..............................     (462,280)     (1,103,723)        148,060
          Other current liabilities...............       45,073         187,163        (116,185)
                                                    -----------    ------------    ------------
            Net cash provided by operating
               activities.........................    7,422,571       8,967,011      13,623,176
                                                    -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets................      903,621         108,480         775,709
  Purchases of property and equipment.............   (3,646,899)     (3,993,969)     (5,326,294)
  Business acquisitions, net of cash acquired.....   (6,435,879)    (10,168,931)    (25,501,498)
  Change in restricted cash.......................           --         400,000              --
                                                    -----------    ------------    ------------
            Net cash used by investing
               activities.........................   (9,179,157)    (13,654,420)    (30,052,083)
                                                    -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......           --      15,732,277              --
  Proceeds from borrowings........................    6,530,000      27,805,155      23,716,037
  Principal payments on loans.....................   (2,458,228)    (28,361,153)     (8,249,909)
  Prepayment of promissory note...................           --      (1,720,000)             --
  Dividends paid..................................   (1,621,529)    (11,365,467)             --
                                                    -----------    ------------    ------------
            Net cash provided by financing
               activities.........................    2,450,243       2,090,812      15,466,128
                                                    -----------    ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      693,657      (2,596,597)       (962,779)
CASH AND CASH EQUIVALENTS, beginning of period....    3,454,889       4,148,546       1,551,949
                                                    -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period..........  $ 4,148,546    $  1,551,949    $    589,170
                                                    ===========    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1998

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

     The Company invested in certain repurchase agreements during the year ended June 30, 1997 with an average amount outstanding of $1,746,346 and a maximum amount outstanding of $3,788,281.

     Securities underlying the agreements exceeded the repurchase liability and consisted primarily of certificates of deposit and U.S. government securities held on behalf of the Company. These agreements were collectible upon demand by the Company.

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                        1997          1998
                                                        ----          ----
Hardgoods..........................................  $6,043,962    $7,651,443
Gases..............................................     778,209     1,080,391
                                                     ----------    ----------
                                                     $6,822,171    $8,731,834
                                                     ==========    ==========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties while leasehold improvements are amortized over the shorter of their useful life or the term of the lease as follows:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  10-25
Cylinders...................................................   12
Equipment other than cylinders..............................   5-7
Transportation equipment....................................   3-7
Furniture and fixtures......................................   3-7

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

EARNINGS PER SHARE

     In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

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

     The estimated fair values of the Company's financial instruments as of June 30, 1998 are as follows:

                                                    CARRYING         FAIR
                                                     AMOUNT          VALUE
                                                     ------          -----
Cash and cash equivalents........................  $   589,170    $   589,170
Long-term debt...................................   54,267,583     51,551,000

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                             FOR THE YEAR ENDED JUNE 30,
                                        --------------------------------------
                                           1996          1997          1998
                                           ----          ----          ----
Cash paid for certain items--
  Cash payments for interest..........  $1,503,680    $2,008,482    $3,480,336
  Cash payments for income taxes......          --            --     1,927,755
Noncash financing activities--
  Conversion of debt to equity........          --     1,080,000            --

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

     During fiscal 1998, the Company purchased nine businesses. The largest of these acquisitions and their effective dates included Goss Brothers Welding Supply, Inc. (September 1997), Buckeye Welder Services, Inc (December 1997) and Miller's LP Gas, Inc. (May 1998). The aggregate purchase price for all acquisitions amounted to approximately $25,508,000.

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

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                             1996          1997           1998
                                             ----          ----           ----
Cash paid...............................  $6,435,879    $10,676,499    $22,779,806
Notes issued to sellers.................     259,417     10,822,187      2,727,800
Notes payable and capital leases
  assumed...............................     176,678        405,674        847,530
Other liabilities assumed and
  acquisition costs.....................     682,142      6,511,927      6,867,803
                                          ----------    -----------    -----------
Total purchase price allocated to assets
  acquired..............................  $7,554,116    $28,416,287    $33,222,939
                                          ==========    ===========    ===========

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 1997 and 1998, illustrate the estimated effects of the 1997 and 1998 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future. Pro forma net income includes an adjustment for income taxes as if the Company had been taxed as a C Corporation in the applicable periods it was an S Corporation.

                                                      YEAR ENDED JUNE 30,
                                                  ---------------------------
                                                     1997            1998
                                                     ----            ----
Net sales.......................................  $83,672,000    $104,510,000
Net income before income taxes..................    2,334,000       4,636,000
Pro forma net income............................   (2,567,000)      2,735,000
Pro forma diluted earnings per share............        (0.30)           0.28

4. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 1996, 1997 and 1998.

5. INTANGIBLE ASSETS:

     Intangible assets were recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of the assets as disclosed below:

                                 AMORTIZATION    ORIGINAL     ACCUMULATED     BALANCE AT      BALANCE AT
                                    PERIOD         COST       AMORTIZATION   JUNE 30, 1998   JUNE 30, 1997
                                    ------         ----       ------------   -------------   -------------
Noncompetition agreements......    2-7 years    $11,124,294    $3,068,467     $ 8,055,827     $ 4,052,595
Consulting agreements..........    1-5 years      3,467,385     2,206,413       1,260,972       1,676,517
Goodwill.......................  15-20 years     26,303,475     1,503,539      24,799,936      11,102,159
Professional fees..............   2-15 years        700,675       110,483         590,192         299,506
                                                -----------    ----------     -----------     -----------
                                                $41,595,829    $6,888,902     $34,706,927     $17,130,777
                                                ===========    ==========     ===========     ===========

6. LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                              1997           1998
                                                              ----           ----
Revolving note, interest at LIBOR plus 1.625% payable
  monthly through January 2001. Secured by the assets of
  the Company............................................  $ 9,075,154    $26,831,036
Term note, interest at LIBOR plus 1.625% payable monthly
  through October 2003. Secured by the assets of the
  Company................................................   11,607,143     13,431,245
Note payable, interest at 6.6% payable annually through
  October 2003. Secured by certain assets of the
  Company................................................    4,781,521      4,098,447
Individuals and corporations, mortgages and notes,
  interest at 2.978% to 10.00%, payable at various dates
  through 2010...........................................    7,456,419     10,087,261
                                                           -----------    -----------
                                                            32,920,237     54,447,989
Original issue discount..................................     (204,786)      (180,406)
Current maturities.......................................   (3,928,387)    (5,611,714)
                                                           -----------    -----------
Total long-term debt.....................................  $28,787,064    $48,655,869
                                                           ===========    ===========

     Prime rate was 8.50% at June 30, 1997 and 1998, LIBOR rate was 5.625% and 5.656% at June 30, 1997 and 1998, respectively.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.3% as of June 30, 1998. As of June 30, 1998, availability under the revolving loan was approximately $40.8 million, with outstanding borrowings of approximately $26.8 million and outstanding letters of credit of approximately $7.7 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The schedule of maturities as amended for the new credit agreements for the next five years and thereafter is as follows as of June 30, 1998:

                FISCAL YEAR ENDING JUNE 30,
                ---------------------------
     1999...................................................  $ 5,611,714
     2000...................................................    5,391,072
     2001...................................................   31,715,976
     2002...................................................    4,876,357
     2003...................................................    3,950,826
     Thereafter.............................................    2,721,638
                                                              -----------
Total.......................................................  $54,267,583
                                                              ===========

7. PENSION PLANS:

     The Company sponsors a defined contribution pension plan for employees. All employees are eligible to participate in the Company-sponsored plan after meeting the age and service requirements. Contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $413,077, $467,028 and $532,345 respectively, in fiscal year 1996, 1997 and
1998.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional contributions to the pension plan. In 1996, 1997 and 1998, the amount of additional contributions to be distributed to the employees' pension plan amounted to $91,961, $111,155 and $49,180, respectively.

     Certain management employees were covered by unfunded deferred compensation agreements. These deferred compensation agreements were terminated in connection with the initial public offering. Additionally, certain management employees are also provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the deferred compensation and supplemental retirement benefits plans charged to expense were $78,203, $33,143 and $34,929, respectively, in fiscal year 1996, 1997 and 1998.

8. EARNINGS PER SHARE:

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

                                                          YEAR ENDED JUNE 30,
                                                ---------------------------------------
                                                   1996          1997           1998
                                                   ----          ----           ----
Net earnings (loss) for per common share
  computation (1996 and 1997 pro forma--see
  Note 15)....................................  $2,460,557    ($2,275,199)   $2,953,005
                                                ==========    ===========    ==========
Basic earnings (loss) per common share:
Weighted average common shares................   7,000,000      7,573,005     9,620,084
                                                ==========    ===========    ==========
Basic earnings (loss) per common share........       $0.35         ($0.30)        $0.31
                                                ==========    ===========    ==========
Diluted earnings (loss) per common share:
Weighted average common shares................   7,000,000      7,573,005     9,620,084
Shares issuable from assumed conversion of
  common stock equivalents....................     267,084          2,681        47,004
Shares assumed outstanding to support S
  distribution................................          --        930,407            --
                                                ----------    -----------    ----------
Weighted average common and common equivalent
  shares......................................   7,267,084      8,506,093     9,667,088
                                                ==========    ===========    ==========
Diluted earnings (loss) per common share......       $0.34         ($0.27)        $0.31
                                                ==========    ===========    ==========

9. LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2008, with options to renew for periods of three to five years. Lease expenses charged to operations were $1,541,898, $2,140,442 and $3,077,938, respectively, in fiscal year 1996, 1997 and 1998.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

      FISCAL YEAR ENDING JUNE 30,        REAL ESTATE    EQUIPMENT      TOTAL
      ---------------------------        -----------    ---------      -----
     1999..............................  $ 2,596,473    $126,480     $2,722,953
     2000..............................    2,556,505     109,987      2,666,492
     2001..............................    2,512,328      61,003      2,573,331
     2002..............................    2,499,908      50,700      2,550,608
     2003..............................    2,447,703      49,800      2,497,503
                                         -----------    --------     ----------
     Totals............................  $12,612,917    $397,970     13,010,887
                                         ===========    ========     ==========

10. RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                            1996         1997          1998
                                            ----         ----          ----
Transactions--
  Lease of buildings and equipment......  $932,624    $1,623,390    $2,111,633
  Rental of aircraft....................    18,800        87,100        98,402
Purchases of acetylene and services.....   159,915       104,616            --
Sales of material and services..........       379           193         1,821
Balances--
  Notes payable.........................        --     4,781,521     4,098,447

     During fiscal year 1996, the Company realized a gain of $95,914 on the sale of various operating properties to a related party for a total sale price of $850,000. This gain was reflected as additional paid-in-capital in the accompanying financial statements.

     The Company has entered into a master lease agreement for virtually all of its operating properties, including those sold in 1996, with this related party. The terms of this master lease agreement are ten years with annual minimum lease payments of $2,084,114 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

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

     Pursuant to the Consulting Agreement, the Company also retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, to support Mr. Indelicato in providing consulting services. The Company paid Mr. Indelicato a monthly retainer fee of $1,000 and reimburses his out-of-pocket expenses related to the performance of services. Payments to Mr. Indelicato and ADE for fiscal year 1997 totaled $183,986. The Consulting Agreement was terminated effective June 30, 1997 and was replaced by a new consulting agreement which pays a monthly retainer fee of $4,000, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 1998 totaled $339,346. This agreement has a one year term and can be renewed upon the agreement of both parties.

     As of June 30, 1997 and 1998, the Company has a note payable to a former owner of an acquired company who currently serves as a member of the board of directors of the Company.

11. STOCK OPTIONS:

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

     The following summarizes the activity under the 1997 Plan:

                                                     WEIGHTED AVERAGE        NUMBER OF
                                                      EXERCISE PRICE     SHARES OUTSTANDING
                                                      --------------     ------------------
Outstanding, June 30, 1996.........................      $    --                    --
  Granted..........................................         8.00               175,000
  Vested...........................................           --                    --
  Exercised........................................           --                    --
  Expired or terminated............................           --                    --
                                                         -------              --------
Outstanding, June 30, 1997.........................         8.00               175,000
                                                         -------              --------
Exercisable, June 30, 1997.........................           --                    --
                                                         -------              --------
  Granted..........................................       10.375                 2,500
  Vested...........................................           --                    --
  Exercised........................................           --                    --
  Expired or terminated............................         8.00                   500
                                                         -------              --------
Outstanding, June 30, 1998.........................      $  8.03               177,000
                                                         -------              --------
Exercisable, June 30, 1998.........................           --                    --
                                                         -------              --------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. This statement establishes a fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for fiscal year 1997 and provides for adoption in the income statement or through footnote disclosure only. The Company has continued to account for the 1997 Plan under APB No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                         1997          1998
                                                         ----          ----
Net income (loss)
  As reported.......................................  $(2,275,199)  $2,953,005
  Pro forma.........................................   (2,327,627)   2,714,048
Earnings (loss) per share assuming dilution
  As reported.......................................  $     (0.27)  $     0.31
  Pro forma.........................................        (0.27)        0.28

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                           1997        1998
                                                           ----        ----
Risk-Free Interest Rate.................................     6.85%      6.00%
Expected Lives..........................................  7 years     7 years
Expected Dividend Yield.................................     0.00%      0.00%
Expected Volatility.....................................    34.00%     31.00%

12. INCOME TAXES:

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

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                 1997
                                                         --------------------
                                                           AMOUNT       RATE
                                                           ------       ----
Loss for the period as a C corporation.................  $ (586,755)   (100.0)%
                                                         ==========    ======
Benefit at federal statutory rate......................  $ (199,497)    (34.0)%
State income benefit, net of federal tax benefit.......     (35,205)     (6.0)%
                                                         ----------    ------
                                                           (234,702)    (40.0)%
                                                                       ======
Provision for change in tax status to C corporation....   3,900,000
                                                         ----------
Provision for income taxes.............................  $3,665,298
                                                         ==========

                                                                 1998
                                                         --------------------
                                                           AMOUNT       RATE
                                                           ------       ----
Federal statutory rate.................................  $1,701,732      34.0%
State taxes, net of federal benefit....................     300,306       6.0%
Nondeductible goodwill.................................      86,907       1.8%
Other..................................................     (36,357)     (0.8)%
                                                         ----------    ------
Provision for income taxes.............................  $2,052,088      41.0%
                                                         ==========    ======

     The provision for income taxes as shown in the accompanying statement of operations, including the following components for the year ended June 30.

                                                        1997          1998
                                                        ----          ----
Current provision--
  Federal..........................................  $       --    $  896,295
  State............................................          --        73,904
                                                     ----------    ----------
Total current provision............................  $       --    $  970,199
                                                     ==========    ==========
Deferred (benefit) provision
  Federal (benefit) provision......................    (199,497)      919,606
  State (benefit) provision........................     (35,205)      162,283
                                                     ----------    ----------
Total deferred (benefit) provision.................    (234,702)    1,081,889
Provision for change in tax status to C
  corporation......................................   3,900,000            --
                                                     ----------    ----------
Provision for income taxes.........................  $3,665,298    $2,052,088
                                                     ==========    ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at June 30, 1997 and 1998, were as follows:

                                                       1997           1998
                                                       ----           ----
Deferred tax assets...............................  $ 1,339,835    $ 1,499,921
Deferred tax liabilities..........................   (5,005,133)    (7,433,112)
                                                    -----------    -----------
Net deferred tax liability........................  $(3,665,298)   $(5,933,192)
                                                    ===========    ===========
Consisting of--
  Basis difference of property....................  $(4,543,174)   $(6,829,178)
  Basis difference of inventory...................      114,044        138,645
  Financial reserves not currently deductible for
     tax purposes.................................      (52,907)      (110,290)
  Amortization of intangibles.....................      381,187        630,476
  Unearned revenue................................      200,850        237,155
  Net operating loss carryforward.................      234,702             --
                                                    -----------    -----------
                                                    $(3,665,298)   $(5,933,192)
                                                    ===========    ===========

13. CONTINGENCIES AND COMMITMENTS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company is currently a defendant in a lawsuit claiming that the Company is liable and negligent in the death of an individual killed during a fire and explosion that occurred at a site adjacent to a customer location where the Company delivered propane cylinders and other gases. The Company's customer filed a second lawsuit seeking damages for property damages resulting from the fire and explosion. The Court has ordered that these two cases be consolidated for discovery purposes. Both cases are currently in extensive discovery with a scheduled trial date in December 1998. Management is of the opinion that the ultimate resolution of this matter, in consideration of its insurance coverages, will not have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. It is not possible to determine the ultimate disposition of the pending matter discussed above;

however, management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.

     The Company has entered into a put/call option agreement with an independent distributor for the purchase of its business. This option becomes exercisable beginning in the year 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

14. INITIAL PUBLIC OFFERING AND REORGANIZATION:

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

15. PRO FORMA INFORMATION (UNAUDITED):

     The pro forma adjustments for income taxes included in the accompanying income statements are based upon the statutory rates in effect for C Corporations during the periods presented. Pro forma basic and diluted earnings
(loss) per share were calculated by dividing pro forma net income (loss) by the weighted average shares and weighted average and equivalent shares outstanding for each period, respectively. The weighted average and equivalent number of shares outstanding used to calculate the pro forma diluted earnings (loss) per share is based on the historical weighted average number of shares outstanding using the offering price of $8 per share as adjusted to reflect (i) the issuance of shares to fund the excess of dividends (including the estimated S Corporation Distribution) over net income for the period in fiscal 1997 prior to initial public offering, (ii) the issuance of 170,718 shares of common stock to two executive officers in connection with the termination of certain deferred compensation agreements, and (iii) the issuance of 96,366 shares of common stock to a director, pursuant to a right under a consulting agreement to convert deferred consulting payments to common stock.

16. SUBSEQUENT EVENTS:

     On September 10, 1998 the Company acquired all of the assets of an industrial gas and welding supply distributor having approximately $2 million in annualized sales. The purchase was financed with a combination of cash, borrowings under the credit facility and long-term notes with the sellers. On September 4, 1998 the Company entered into a letter of intent, subject to normal and customary due diligence and negotiation of a definitive agreement, for the purchase of all of the assets of an industrial gas and welding distributor having approximately $4 million in annualized sales. The Company expects this transaction to close within 90 days and to be financed with borrowings under the credit facility and notes with the sellers.

     On August 28, 1998, the Company entered into an interest rate swap agreement with Bank One to reduce the impact of changes in interest rates. This agreement was for a period of five years, cancelable by the bank at the end of three years, whereby, the Company agreed to pay the bank a fixed rate of 5.40% per annum on the notional principal amount of $5.0 million and the bank agreed to pay the Company the one month LIBOR rate on the same notional amount. The Company is exposed to credit loss in the event of nonperformance by the bank. However, the Company does not anticipate nonperformance by the bank.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                QUARTER ENDED
                                           -------------------------------------------------------
                                           SEPTEMBER 30    DECEMBER 31     MARCH 31      JUNE 30
                                           ------------    -----------     --------      -------
                                                               (IN THOUSANDS)
Fiscal 1998--
  Net sales..............................  $     20,621    $    23,890    $   25,795    $   24,724
  Gross profit...........................        11,147         12,901        13,977        12,592
  Net earnings...........................           824          1,019         1,035            75
  Basic earnings per share...............          0.09           0.11          0.11          0.01
  Diluted earnings per share.............          0.09           0.11          0.11          0.01
Fiscal 1997--
  Net sales..............................        14,514         19,263        20,272        19,856
  Gross profit...........................         8,183         10,090        10,850        10,431
  Pro forma net earnings (loss)..........           437            721           904        (4,337)
  Pro forma basic earnings (loss) per
     share...............................          0.06           0.10          0.13         (0.47)
  Pro forma diluted earnings (loss) per
     share...............................          0.06           0.10          0.12         (0.46)

                       VALLEY NATIONAL GASES INCORPORATED

                               OPERATING BRANCHES

                          CITY                                 STATE
                          ----                                 -----
Dover....................................................  Delaware
Ashland..................................................  Kentucky
Prestonsburg.............................................  Kentucky
Grasonville..............................................  Maryland
Salisbury................................................  Maryland
Leland...................................................  North Carolina
Thorofare................................................  New Jersey
Cambridge................................................  Ohio
Cincinnati...............................................  Ohio
Columbus.................................................  Ohio
Dayton...................................................  Ohio
Girard...................................................  Ohio
Hamilton.................................................  Ohio
Lima.....................................................  Ohio
Marietta.................................................  Ohio
Sharonville..............................................  Ohio
Steubenville.............................................  Ohio
Plain City...............................................  Ohio
Toledo...................................................  Ohio
Zanesville...............................................  Ohio
Altoona..................................................  Pennsylvania
Brookville...............................................  Pennsylvania
Chambersburg.............................................  Pennsylvania
Charleroi................................................  Pennsylvania
Clarion..................................................  Pennsylvania
Clearfield...............................................  Pennsylvania
Conshohocken.............................................  Pennsylvania
Cranberry................................................  Pennsylvania
Croydon..................................................  Pennsylvania
Dubois...................................................  Pennsylvania
Falls Creek..............................................  Pennsylvania
Greensburg...............................................  Pennsylvania
Indiana..................................................  Pennsylvania
Johnstown................................................  Pennsylvania
New Castle...............................................  Pennsylvania
Philipsburg..............................................  Pennsylvania
Pittsburgh...............................................  Pennsylvania
Punxsutawney.............................................  Pennsylvania
St. Marys................................................  Pennsylvania
Uniontown................................................  Pennsylvania
Washington...............................................  Pennsylvania
West Mifflin.............................................  Pennsylvania
Johnson City.............................................  Tennessee
Bluefield................................................  Virginia
Beckley..................................................  West Virginia
Charleston...............................................  West Virginia
Fairmont.................................................  West Virginia
Friendly.................................................  West Virginia
Huntington...............................................  West Virginia
Parkersburg..............................................  West Virginia
Wheeling.................................................  West Virginia
Wilkenson................................................  West Virginia

    Specific information on location of branches and their telephone numbers is available at the Company's website WWW.VNGAS.COM.

                               INDEX TO EXHIBITS

 3.1     Articles of Amendment.*
 3.2     Bylaws.*
 4.1     Form of Certificate for Common Stock.*
10.1     Amended and Restated Credit Agreement dated January 23, 1998 between the Company and Bank One, Indiana NA, as agent.**
10.2     Master Lease Agreement dated as of November 1, 1996 between the Company and West
         Rentals, Inc.*
10.3     Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the
         Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West
         Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained
         Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E.
         West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity
         Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West
         Grantor Retained Annuity Trust #6 and Praxair, Inc.*
10.4     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         Lawrence E. Bandi.*+
10.5     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         John R. Bushwack.*+
10.6     Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits.*+
10.7     Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits.*+
10.8     Agreement dated March 16, 1994 between the Company and William A. Indelicato providing for certain consulting payments.*+
10.9     Purchase and Sale Agreement made as of September 27, 1996 by and between Weldco,
         Inc., R.H. Kraemer, R. Bruce Kraemer, William Bott, Linda Bott, Krabo Limited, Ltd.,
         the Company and West Rentals, Inc.*
10.10    Lease Agreement dated as of November 1, 1995 between the Company and Acetylene
         Products, Inc.*
10.11    1997 Stock Option Plan.*
10.12    Real Estate Sale Agreement dated April 24, 1996 between the Company and West
         Rentals, Inc.*
10.13    Trailer Lease Agreement dated November 20, 1995 between the Company and West
         Rentals, Inc.*
10.14    Trailer Lease Agreement dated September 8, 1992 between the Company and West
         Rentals, Inc.*
10.15    Trailer Lease Agreement dated May 29, 1996 between the Company and West Rentals,
         Inc.*
10.16    Agreement dated July 1, 1998 between the Company and William A. Indelicato providing for certain consulting payments.+
21.1     Subsidiaries of Registrant.*
27.1     Financial Data Schedule for the year ended June 30, 1998.

---------

* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1, Reg. No. 333-19973.

** Incorporated by reference to the same numbered exhibit on the Company's
   Quarterly Report on form 10-Q filed February 13, 1998.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                  SCHEDULE II

                          VALLEY NATIONAL GASES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         Balance at    Charged to                  Balance at
                                                          beginning     costs and                    end of
 Period Ending                 Description                of period     expenses      Deductions      period
--------------------------------------------------------------------------------------------------------------
June 30, 1996     Allowance for uncollectible accounts    $140,000      $210,246      $(210,246)    $140,000
June 30, 1997     Allowance for uncollectible accounts    $140,000      $426,507      $(365,757)    $200,750
June 30, 1998     Allowance for uncollectible accounts    $140,000      $516,591      $(311,591)    $345,000