Form 10-Q
period 1998-09-30
VALLEY NATIONAL GASES INC
filed 1998-11-13
CIK 1030715

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                      Yes   x                           No
                          -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 13, 1998
             -----                              --------------------------------
Common stock, $0.001 par value                              9,620,084


================================================================================

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------


                                TABLE OF CONTENTS
                                -----------------



                                                                            Page
                                                                            ----

PART I        FINANCIAL INFORMATION

     ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 1998
              And September 30, 1998                                          3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 1997 and 1998                  5

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1997 and 1998                  6

              Notes to Condensed Consolidated Financial Statements            7

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11


PART II       OTHER INFORMATION

     ITEM 6   Exhibits and Reports on Form 8-K                               16

     SIGNATURES                                                              17

     EXHIBIT INDEX                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              A S S E T S
                              -----------
                                                                            June 30,          September 30,
                                                                             1998                 1998
                                                                          ------------         ------------
                                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $    589,170         $    208,176
    Accounts receivable, net of allowance for
       doubtful accounts of $345,000 and
       $354,239, respectively                                               11,657,659           10,337,299
    Inventory                                                                8,731,834            9,119,520
    Prepaids and other                                                       1,242,799              984,258
                                                                          ------------         ------------

                  Total current assets                                      22,221,462           20,649,253
                                                                          ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        49,786               49,786
    Buildings and improvements                                               3,957,774            4,015,269
    Equipment                                                               49,212,815           50,347,046
    Transportation equipment                                                 8,520,471            8,836,288
    Furniture and fixtures                                                   3,341,977            3,465,695
                                                                          ------------         ------------

                  Total property, plant and equipment                       65,082,823           66,714,084

    Accumulated depreciation                                               (26,580,317)         (27,504,059)
                                                                          ------------         ------------

                  Net property, plant and equipment                         38,502,506           39,210,025
                                                                          ------------         ------------

OTHER ASSETS:
    Intangibles, net of amortization of
       $6,888,902 and $7,082,822, respectively                              34,706,927           34,769,450
    Deposits and other assets                                                1,628,161            1,619,426
                                                                          ------------         ------------

                  Total other assets                                        36,335,088           36,388,876
                                                                          ------------         ------------

TOTAL ASSETS                                                              $ 97,059,056         $ 96,248,154
                                                                          ============         ============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                       June 30,         September 30,
                                                         1998                1998
                                                      -----------        ------------
                                                                         (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt              $ 5,611,714        $ 4,438,141
    Bank overdraft                                        393,530            621,995
    Accounts payable, trade                             4,584,388          3,060,427
    Accrued compensation and employee benefits          3,177,180          2,065,703
    Other current liabilities                           1,271,817            862,857
                                                      -----------        -----------

                  Total current liabilities            15,038,629         11,049,123

LONG-TERM DEBT, less current maturities                48,655,869         50,988,469
DEFERRED TAX LIABILITY                                  5,933,192          5,933,192
OTHER LONG-TERM LIABILITIES                             1,368,766          1,373,923
                                                      -----------        -----------

                  Total liabilities                    70,996,456         69,344,707
                                                      -----------        -----------

REDEEMABLE COMMON STOCK, par value, $.001
per share, issued 235,000 shares                        1,880,000          1,880,000

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares                                9,385              9,385
    Paid-in-capital                                    17,162,396         17,162,396
    Retained earnings                                   7,010,819          7,851,666
                                                      -----------        -----------

                  Total stockholders' equity           24,182,600         25,023,447
                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $97,059,056        $96,248,154
                                                      ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                     -------------------------------
                                                         1997              1998
                                                     -----------        ------------
NET SALES                                            $20,621,152        $23,208,917
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                   9,474,469         10,270,048
                                                     -----------        -----------
                  Gross profit                        11,146,683         12,938,869
                                                     -----------        -----------

EXPENSES:
    Operating and administrative                       7,364,071          8,652,495
    Depreciation and amortization                      1,898,901          1,972,662
                                                     -----------        -----------
                  Total expenses                       9,262,972         10,625,157
                                                     -----------        -----------
                  Income from operations               1,883,711          2,313,712

INTEREST EXPENSE                                         571,167            968,888
OTHER INCOME (EXPENSE) NET                                61,374             80,340
                                                     -----------        -----------
EARNINGS BEFORE INCOME TAXES                           1,373,918          1,425,164

PROVISION FOR INCOME TAXES                               549,567            584,317
                                                     -----------        -----------
NET EARNINGS                                         $   824,351        $   840,847
                                                     ===========        ===========

BASIC EARNINGS PER SHARE                             $      0.09        $      0.09
DILUTED EARNINGS PER SHARE                                  0.09               0.09
WEIGHTED AVERAGE SHARES:
   Basic                                               9,620,084          9,620,084
   Diluted                                             9,662,294          9,631,620



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                  1997                1998
                                                               -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 2,095,884         $ 1,374,996
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                 8,150                  --
    Purchases of property and equipment                         (1,219,416)           (908,371)
    Business acquisitions, net of cash acquired                 (8,724,000)         (1,806,626)
                                                               -----------         -----------

                  Net cash used by investing
                     activities
                                                                (9,935,266)         (2,714,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                     8,673,300           4,113,901
    Principal payments on loans                                 (1,679,604)         (3,154,894)
                                                               -----------         -----------
                  Net cash provided by
                     financing activities                        6,993,696             959,007
                                                               -----------         -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (845,686)           (380,994)

CASH AND CASH EQUIVALENTS, beginning of period                   1,551,949             589,170
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                       $   706,263         $   208,176
                                                               ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                 $   474,182         $   856,794
                                                               ===========         ===========
    Cash payments for income taxes                             $        --         $    58,676
                                                               ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. BASIS OF PRESENTATION:
   ----------------------

   The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                   June 30, 1998     September 30, 1998
                                   -------------     ------------------
                                                         (Unaudited)

     Hardgoods                      $7,651,443           $8,130,519
     Gases                           1,080,391              989,001
                                    ----------           ----------

                                    $8,731,834           $9,119,520
                                    ==========           ==========

PLANT AND EQUIPMENT

     Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

         Effective July 1, 1998, the Company changed its estimate of the useful lives of its cylinders and tanks from 12 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in the quarter ended September 30, 1998 by approximately $0.5 million and increasing net earnings by $0.3 million or $.03 per share.

         The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufacturers and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately 375,000 cylinders.

3. ACQUISITIONS:
   -------------

   The Company acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company's financial statements since the effective dates of the respective acquisitions.

   During the quarter ended September 30, 1998, the Company purchased two businesses. The largest of these acquisitions and the effective date was Altoona Welding Supply Company, Inc. (September 1998).

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                     Three Months
                                                        Ended
                                                     September 30,
                                                         1998
                                                     -------------
                                                      (Unaudited)

     Cash paid                                        $1,198,901
     Notes payable and capital leases
       assumed                                           700,000
     Other liabilities assumed and
       acquisition costs                                 203,997
                                                      ----------
     Total purchase price allocated to
       assets acquired                                $2,102,898
                                                      ==========

4. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                        June 30, 1998     September 30, 1998
                                                        --------------    ------------------
                                                                             (Unaudited)
Revolving note, interest at LIBOR plus 1.625%
    payable monthly through January 2001. Secured
    by the assets of the Company                         $26,831,036         $28,544,937
Termnote, interest at LIBOR plus 1.625% payable
    monthly through October 2003. Secured by the
    assets of the Company                                 13,431,245          12,791,660
Note payable, interest at 6.6% payable annually
    through October 2003. Secured by certain
    assets of the Company                                  4,098,447           4,098,447
Individuals and corporations, mortgages and
    notes, interest at 7.0% to 10.0%, payable at
    various dates through 2010                            10,087,261          10,166,024
                                                         -----------         -----------

                                                          54,447,989          55,601,068
                  Original issue discount                   (180,406)           (174,458)
                  Current maturities                      (5,611,714)         (4,438,141)
                                                         -----------         -----------

Total long-term debt                                     $48,655,869         $50,988,469
                                                         ===========         ===========


Prime rate was 8.25% and LIBOR was 5.527% at September 30, 1998.

    On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.2% as of September 30, 1998. As of September 30, 1998, availability under the revolving loan was approximately $39.2 million, with outstanding borrowings of approximately $28.5 million and outstanding letters of credit of approximately $7.6 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

5. EARNINGS PER SHARE
   ------------------

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

                                              Three Months Ended
                                                  September 30,
                                          ----------------------------
                                             1997              1998
                                          ----------        ----------

Net earnings for per common share
computation                               $  824,351        $  840,847
                                          ==========        ==========

Basic earnings per common share:

Weighted average common shares             9,620,084         9,620,084
                                          ==========        ==========

Basic earnings per common share           $     0.09        $     0.09
                                          ==========        ==========

Diluted earnings per common share:

Weighted average common shares             9,620,084         9,620,084

Shares issuable from assumed
conversion of common stock
equivalents                                   42,210            11,536
                                          ----------        ----------

Weighted average common and common
equivalent shares                          9,662,294         9,631,620
                                          ==========        ==========

Diluted earnings per common share         $     0.09        $     0.09
                                          ==========        ==========

6. NEW ACCOUNTING PRONOUNCEMENT:
   -----------------------------

   Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 had no impact on the Company's financial statements, as no items of other comprehensive income were recorded in the accompanying interim financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and Midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $97.6 million for the last twelve months. In fiscal 1998, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 47% of net sales, and cylinder and tank rental accounted for approximately 13% of net sales.

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

   Operating and administrative expenses are comprised primarily of salaries, benefits, transportation equipment operating costs, facility lease expenses and general office expenses. These expenses are generally fixed on a quarter-to-quarter basis. The Company believes that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the seasonality of sales mentioned above and the generally fixed nature of these expenses.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 and 1997
------------------------------------------------------------

   Net sales increased 12.5%, or $2.6 million, to $23.2 million from $20.6 million for the three months ended September 30, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $3.9 million of the increase in net sales, while same store sales declined $1.3 million. Same store sales decreased 6.3% versus the same quarter last year reflecting a general softness in the Company's hardgood sales along with the performance of its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion acted in violation of covenants not to compete. Gases and cylinder revenue represented 54.2% of net sales for the three months ended September 30, 1998, with hard goods representing 45.8%. In comparison, net sales for the three months ended September 30, 1997 reflected gases and cylinder revenue as 52.8% and hard goods as 47.2%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 16.1%, or $1.8 million, to $12.9 million from $11.1 million for the three months ended September 30, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $1.8 million of the increase in gross profit, while the gross profit for the base business remained the same. Gross profit as a percentage of net sales was 55.7% for the three months ended September 30, 1998, compared to 54.1% for the three months ended September 30, 1997. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 17.5%, or $1.3 million, to $8.7 million from $7.4 million for the three months ended September 30, 1998 and 1997, respectively. Of this increase, $1.1 million was related to acquired businesses and the remaining $0.2 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales was 37.3% for the three months ended September 30, 1998, as compared to 35.7% for the same quarter in 1997, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense increased $0.1 million for the three months ended September 30, 1998 compared to the same period in 1997, reflecting the increase from acquisitions made during the last twelve months offset by the impact of the company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years.

   Interest expense increased $0.4 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings increased 2.0% to $841 thousand for the three months ended September 30, 1998 compared to $824 thousand for the prior year quarter.

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

     While the Company believes it is taking all appropriate steps to achieve Y2K compliance, its Y2K issues and any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Y2K compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. The Y2K problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Y2K compliance can be achieved without significant additional costs. The products sold by the Company can be purchased through multiple vendors. Given these multiple sources of supply, along with the Company`s inventory, the Company believes that disruptions in supply caused by Y2K problems would not have a significant impact on its results of operations.


LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At September 30, 1998, the Company had working capital of approximately $9.6 million. Funds provided by operations for the three months ended September 30, 1998 were approximately $1.4 million. Funds used for investing activities were approximately $2.7 million for the three months ended September 30, 1998, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the three months ended September 30, 1998 were approximately $1.0 million from net borrowings. The Company's cash balance decreased $0.4 million during the quarter to $0.2 million.

   On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.2% as of September 30, 1998. As of September 30, 1998, availability under the revolving loan was approximately $39.2 million, with outstanding borrowings of approximately $28.5 million and outstanding letters of credit of approximately $7.6 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.0% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 1998 was $14.3 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

INTEREST RATE SENSITIVITY

   There was no significant change to the composition of the Company's fixed and variable rate long term debt during the quarter ended September 30, 1998. During the quarter, the Company increased its fixed to variable interest rate swaps, as mentioned above, to a total notional principal amount of $35 million. As of September 30, 1998 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 5.53%.


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

RECENT ACCOUNTING PRONOUNCEMENTS


In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report financial and descriptive information about their reportable operating segments. As required by SFAS No. 131, the Company will adopt the new statement in the fiscal year ended June 30, 1999 and apply it to interim financial statements in subsequent fiscal years.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirment Benefits," which standardizes disclosures for pensions and other postretirement benefits to the extent practicable, which requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate other disclosures no longer useful as prescribed in previous standards. The Company does not have any pension or other postretirement benefit plans impacted by SFAS NO 132.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. As required by SFAS No. 133, the Company expects to adopt the new statement in the first quarter of Fiscal 2000. The effect of this statement on the Company's financial statements has not been determined.




                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  See the Exhibit Index on page 18.

        (b)       Reports on Form 8-K:

                  No reports on Form 8-K were made during the quarter.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL GASES INCORPORATED



November 13, 1998                          /s/ ROBERT D. SCHERICH
                                           -----------------------------------
                                           Robert D. Scherich
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   ---------------------------------------------------------------

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