Form 10-Q
period 1998-12-31
VALLEY NATIONAL GASES INC
filed 1999-02-12
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

      Yes ___x____                      No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at February 11,1999
             -----                               -------------------------------

   Common stock, $0.001 par value                            9,570,084


================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----

PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 1998
                  And December 31, 1998                                               3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended December 31, 1997 and 1998                       5

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended December 31, 1997 and 1998                         6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1997 and 1998                         7

                  Notes to Condensed Consolidated Financial Statements                8

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                12


PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                   18

     SIGNATURES                                                                      19

     EXHIBIT INDEX                                                                   20

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                                                                             June 30,           December 31,
                                                                               1998                 1998
                                                                        -------------------  -----------------
                                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $    589,170         $    110,272
    Accounts receivable, net of allowance for doubtful accounts of
       $345,000 and $354,239, respectively
                                                                            11,657,659           10,557,683
    Inventory                                                                8,731,834            9,414,192
    Prepaids and other                                                       1,242,799            1,458,447
                                                                          ------------         ------------

                  Total current assets                                      22,221,462           21,540,594
                                                                          ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        49,786               49,786
    Buildings and improvements                                               3,957,774            4,098,825
    Equipment                                                               49,212,815           51,930,360
    Transportation equipment                                                 8,520,471            9,198,814
    Furniture and fixtures                                                   3,341,977            3,619,982
                                                                          ------------         ------------

                  Total property, plant and equipment                       65,082,823           68,897,767

    Accumulated depreciation                                               (26,580,317)         (28,476,478)
                                                                          ------------         ------------

                  Net property, plant and equipment                         38,502,506           40,421,289
                                                                          ------------         ------------

OTHER ASSETS:
    Intangibles, net of amortization of $6,888,902 and $8,082,836,
       respectively                                                         34,706,927           33,832,198
    Deposits and other assets                                                1,628,161            1,664,451
                                                                          ------------         ------------

                  Total other assets                                        36,335,088           35,496,649
                                                                          ------------         ------------

TOTAL ASSETS                                                              $ 97,059,056         $ 97,458,532
                                                                          ============         ============






   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY                June 30,           December 31,
                                                                       1998                  1998
                                                                  ---------------      ---------------
                                                                                         (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                           $  5,611,714         $  5,768,750
    Bank overdraft                                                      393,530            1,111,677
    Accounts payable, trade                                           4,584,388            2,341,728
    Accrued compensation and employee benefits                        3,177,180            1,996,561
    Other current liabilities                                         1,271,817            1,953,583
                                                                   ------------         ------------

                  Total current liabilities                          15,038,629           13,172,299

LONG-TERM DEBT, less current maturities                              48,655,869           49,487,876
DEFERRED TAX LIABILITY                                                5,933,192            5,933,192
OTHER LONG-TERM LIABILITIES                                           1,368,766            1,389,699
                                                                   ------------         ------------

                  Total liabilities                                  70,996,456           69,983,066
                                                                   ------------         ------------

REDEEMABLE COMMON STOCK, par value, $.001
per share, issued 235,000 shares                                      1,880,000            1,975,825

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 shares                                              9,385                9,385
    Paid-in-capital                                                  17,162,396           17,162,396
    Retained earnings                                                 7,010,819            8,584,110
    Treasury stock at cost, 0 and 50,000 shares,
      respectively                                                           --             (256,250)
                                                                   ------------         ------------

                  Total stockholders' equity                         24,182,600           25,499,641
                                                                   ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 97,059,056         $ 97,458,532
                                                                   ============         ============










   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                            December 31,
                                                              -----------------------------------
                                                                    1997               1998
                                                              ----------------     --------------

NET SALES                                                        $23,890,001        $24,616,796
COST OF PRODUCTS SOLD, excluding depreciation
     and amortization                                             10,988,568         11,203,721
                                                                 -----------        -----------
                  Gross profit                                    12,901,433         13,413,075
                                                                 -----------        -----------

EXPENSES:
    Operating and administrative                                   8,381,385          9,085,593
    Depreciation and amortization                                  2,145,691          2,005,169
                                                                 -----------        -----------
                  Total expenses                                  10,527,076         11,090,762
                                                                 -----------        -----------
                  Income from operations                           2,374,357          2,322,313

Interest expense                                                     684,045            969,142
OTHER INCOME (EXPENSE) NET                                            59,342             50,676
                                                                 -----------        -----------
EARNINGS BEFORE INCOME TAXES                                       1,749,654          1,403,847

PROVISION FOR INCOME TAXES                                           731,098            575,577
NET EARNINGS                                                     $ 1,018,556        $   828,270
                                                                 ===========        ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                      --             95,825
                                                                 ===========        ===========
NET EARNINGS AVAILABLE FOR COMMON STOCK                          $ 1,018,556        $   732,445
                                                                 ===========        ===========

BASIC EARNINGS PER SHARE                                         $      0.11        $      0.08
DILUTED EARNINGS PER SHARE                                              0.11               0.08
WEIGHTED AVERAGE SHARES                                            9,620,084          9,618,985
DILUTED AVERAGE SHARES                                             9,666,349          9,618,985








   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       December 31,
                                                          ----------------------------------
                                                                1997               1998
                                                          ----------------    --------------

NET SALES                                                    $44,511,152        $47,825,713
COST OF PRODUCTS SOLD, excluding depreciation
     and amortization                                         20,463,037         21,473,769
                                                             -----------        -----------
                  Gross profit                                24,048,115         26,351,944
                                                             -----------        -----------

EXPENSES:
    Operating and administrative                              15,745,455         17,738,088
    Depreciation and amortization                              4,044,592          3,977,831
                                                             -----------        -----------
                  Total expenses                              19,790,047         21,715,919
                                                             -----------        -----------
                  Income from operations                       4,258,068          4,636,025

Interest expense                                               1,255,212          1,938,030
OTHER INCOME (EXPENSE) NET                                       120,716            131,016
                                                             -----------        -----------
EARNINGS BEFORE INCOME TAXES                                   3,123,572          2,829,011

PROVISION FOR INCOME TAXES                                     1,280,665          1,159,895
                                                             -----------        -----------

NET EARNINGS                                                 $ 1,842,907          1,669,116
                                                             ===========        ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                  --             95,825
                                                             ===========        ===========
NET EARNINGS AVAILABLE FOR COMMON STOCK                      $ 1,842,907        $ 1,573,291
                                                             ===========        ===========

BASIC EARNINGS PER SHARE                                     $      0.19        $      0.16
DILUTED EARNINGS PER SHARE                                          0.19               0.16
WEIGHTED AVERAGE SHARES                                        9,620,084          9,619,535
DILUTED AVERAGE SHARES                                         9,664,341          9,619,535






   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                                        December 31,
                                                            --------------------------------------
                                                                   1997                 1998
                                                            ----------------      ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  5,314,163         $  3,887,010
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                395,884                    0
    Purchases of property and equipment                          (2,714,678)          (3,092,055)
    Business acquisitions, net of cash acquired                 (22,038,500)          (1,806,626)
                                                               ------------         ------------

                  Net cash used by investing activities
                                                                (24,357,294)          (4,898,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                     21,516,037            7,863,901
    Principal payments on loans                                  (3,430,754)          (7,074,878)
    Purchase of treasury shares                                           0             (256,250)
                                                               ------------         ------------
                      Net cash (used) provided by
                         Financing activities                    18,085,283              532,773
                                                               ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (957,848)            (478,898)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,551,949              589,170
                                                               ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    594,101         $    110,272
                                                               ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    CASH payments for interest                                 $  1,371,350         $  1,241,550
                                                               ============         ============
    Cash payments for income taxes                             $    470,000         $    968,084
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                    June 30, 1998       December 31, 1998
                  ----------------    ----------------------
                                           (Unaudited)

Hardgoods            $7,651,443            $8,391,194
Gases                 1,080,391             1,022,998
                     ----------            ----------

                     $8,731,834            $9,414,192
                     ==========            ==========


PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

   Effective July 1, 1998, the Company changed its estimate of the useful lives of its cylinders and tanks from 12 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in the six months ended December 31, 1998 by approximately $1.1 million and increasing net earnings by $0.7 million or $.07 per share.

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

   During the six months ended December 31, 1998, the Company purchased two businesses. The largest of these acquisitions and the effective date was Altoona Welding Supply Company, Inc. (September 1998).

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                          Six Months Ended
                                                         December 31, 1998
                                                        ---------------------
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
Notes payable and capital leases assumed
                                                                700,000
Other liabilities assumed and acquisition costs
                                                                203,997
                                                             ----------

Total purchase price allocated to assets acquired
                                                             $2,102,898
                                                             ==========

4. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                                          June 30, 1998          December 31, 1998
                                                                                         ---------------         -----------------
                                                                                                                     (Unaudited)
Revolving note, interest at LIBOR plus 1.625% payable monthly through January
    2001. Secured by the assets of the Company                                             $ 26,831,036             $ 30,294,937
Termnote, interest at LIBOR plus 1.625% payable monthly through October 2003
    Secured by the assets of the Company                                                     13,431,245               12,152,075
Notepayable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company                                                             4,098,447                3,415,372
Individuals and corporations, mortgages and notes, interest at 3.7% to 10.00%,
    payable at various dates through 2010                                                    10,087,261                9,562,812
                                                                                           ------------             ------------

                                                                                             54,447,989               55,425,196
                  Original issue discount                                                      (180,406)                (168,570)
                  Current maturities                                                         (5,611,714)              (5,768,750)
                                                                                           ------------             ------------

Total long-term debt                                                                       $ 48,655,869             $ 49,487,876
                                                                                           ============             ============


Prime rate was 7.75% and LIBOR was 5.32% at December 31, 1998.

    On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.1% as of December 31, 1998. As of December 31, 1998, availability under the revolving loan was approximately $37.7 million, with outstanding borrowings of approximately $30.2 million and outstanding letters of credit of approximately $7.4 million. The credit facility is secured by all of the Company's assets.

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

                                                                Three Months Ended                    Six Months Ended
                                                                   December 31,                          December 31,
                                                        -----------------------------------    -------------------------------
                                                               1997              1998              1997              1998
                                                        -----------------   ---------------    -------------     -------------

Net earnings available for common stock                     $1,018,556        $  732,445        $1,842,907        $1,573,291
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share:

Weighted average common shares                               9,620,084         9,618,985         9,620,084         9,619,535
                                                            ==========        ==========        ==========        ==========
Basic earnings per common share                             $     0.11        $     0.08        $     0.19        $     0.16
                                                            ==========        ==========        ==========        ==========

Diluted earnings per common share:

Weighted average common shares                               9,620,084         9,618,985         9,620,084         9,619,535

Shares issuable from assumed conversion of common
stock equivalents                                               46,265                --            44,347                --
                                                            ----------        ----------        ----------        ----------

Weighted average common and common equivalent shares         9,666,349         9,618,985         9,664,431         9,619,535
                                                            ==========        ==========        ==========        ==========

Diluted earnings per common share                           $     0.11        $     0.08        $     0.19        $     0.16
                                                            ==========        ==========        ==========        ==========



6.  SUBSEQUENT EVENTS:

   On January 4, 1999 the Company acquired the assets of Keen Welding Supplies, Inc., a welding supply distributor having approximately $2 million in annualized sales. On January 14, 1999 the Company acquired Dlouhy Welding Supply, Inc., a welding supply distributor having approximately $4 million in annualized sales. Both transactions were financed through the Company's credit facility and notes with the sellers.

7. NEW ACCOUNTING PRONOUNCEMENT:

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


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $98.3 million for the last twelve months. In fiscal 1998, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 47% of net sales, and cylinder and tank rental accounted for approximately 13% of net sales.

   The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 38 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 1998 and 1997

   Net sales increased 3.0%, or $0.7 million, to $24.6 million from $23.9 million for the three months ended December 31, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $2.6 million of the increase in net sales, while same store sales declined $1.9 million. Same store sales decreased 7.7% versus the same quarter last year reflecting reduced propane sales as a result of warm weather conditions, reduced sales to steel related businesses, reflecting reduced capacity utilization in the steel industry as a result of the high level of imports and reduced sales at its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion, acted in violation of covenants not to compete. Gases and cylinder revenue represented 57.0% of net sales for the three months ended December 31, 1998, with hard goods representing 43.0%. In comparison, net sales for the three months ended December 31, 1997 reflected gases and cylinder revenue as 54.6% and hard goods as 45.4%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 4.0%, or $.5 million, to $13.4 million from $12.9 million for the three months ended December 31, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $1.2 million of the increase in gross profit, while the base business decreased $0.7 million, reflecting the decline in same store sales. Gross profit as a percentage of net sales was 54.5% for the three months ended December 31, 1998, compared to 54.0% for the three months ended December 31, 1997. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 8.4%, or $0.7 million, to $9.1 million from $8.4 million for the three months ended December 31, 1998 and 1997, respectively. Of this increase, $0.7 million was related to acquired businesses while base business remained the same. Operating and administrative expenses as a percentage of sales was 36.9% for the three months ended December 31, 1998, as compared to 35.1% for the same quarter in 1997, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense decreased $0.1 million for the three months ended December 31, 1998 compared to the same period in 1997, reflecting the increase from acquisitions made during the last twelve months offset by the impact of the company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years.

   Interest expense increased $0.3 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings decreased 18.7% to $0.8 million for the three months ended December 31, 1998 compared to $1.0 million for the prior year quarter.

Comparison of Six Months Ended December 31, 1998 and 1997

   Net sales increased 7.4%, or $3.3 million, to $47.8 million from $44.5 million for the six months ended December 31, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $6.5 million of the increase in net sales, while same store sales declined $3.2 million. Same store sales decreased 7.0% versus the same period last year reflecting reduced propane sales as a result of warm weather conditions, reduced sales to steel related businesses, reflecting reduced capacity utilization in the steel industry as a result of the high level of imports and reduced sales at its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion acted in violation of covenants not to compete. Gases and cylinder revenue represented 55.6% of net sales for the six months ended December 31, 1998, with hard goods representing 44.4%. In comparison, net sales for the six months ended December 31, 1997 reflected gases and cylinder revenue as 53.7% and hard goods as 46.3%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 9.6%, or $2.3 million, to $26.3 million from $24.0 million for the six months ended December 31, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $3.0 million of the increase in gross profit, while the gross profit in the base business decreased $0.7 million. Gross profit as a percentage of net sales was 55.1% for the six months ended December 31, 1998, compared to 54.0% for the six months ended December 31, 1997. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 12.7%, or $1.9 million, to $17.7 million from $15.8 million for the six months ended December 31, 1998 and 1997, respectively. Of this increase, $1.8 million was related to acquired businesses and the remaining $0.1 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales was 37.1% for the six months ended December 31, 1998, as compared to 35.4% for the same period in 1997, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense decreased $0.1 million for the six months ended December 31, 1998 compared to the same period in 1997, reflecting the increase from acquisitions made during the last twelve months offset by the impact of the company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years.

   Interest expense increased $0.7 million for the six months, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings decreased 9.4% to $1.7 million for the six months ended December 31, 1998 compared to $1.8 million for the same period last year.

YEAR 2000 COMPLIANCE

   The Company's work on the Year 2000 ("Y2K") computer compliance issue began in 1996. The Company's Y2K compliance program consists of five parts: inventory, assessment, renovation, testing and implementation. The Company has conducted an inventory and assessment of remediation required for business-critical information technology applications. Project plans have been created, and progress is being monitored on an ongoing basis. The Company's goal is to have its business-critical information technology applications Y2K compliant by March 31, 1999. The Company is also in the process of completing Company-wide inventory, assessment and remediation project plans for business-critical personal computers and software, user applications and embedded-chip systems. The Company's goal is to have these business-critical components Y2K compliant by June 30, 1999.

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

   At December 31, 1998, the Company had working capital of approximately $8.4 million. Funds provided by operations for the six months ended December 31, 1998 were approximately $3.9 million. Funds used for investing activities were approximately $4.9 million for the six months ended December 31, 1998, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the six months ended December 31, 1998 were approximately $0.5 million from net borrowings. The Company's cash balance decreased $0.5 million during the six months to $0.1 million.

   On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.1% as of December 31, 1998. As of December 31, 1998, availability under the revolving loan was approximately $37.7 million, with outstanding borrowings of approximately $30.2 million and outstanding letters of credit of approximately $7.4 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 1998 was $13.0 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

INTEREST RATE SENSITIVITY

   There was no significant change to the composition of the Company's fixed and variable rate long term debt during the quarter ended December 31, 1998. During the quarter, the Company increased its fixed to variable interest rate swaps, as mentioned above, to a total notional principal amount of $35 million. As of December 31, 1998 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 5.32%.

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

SUBSEQUENT EVENTS

   On January 4, 1999 the Company acquired the assets of Keen Welding Supplies, Inc., a welding supply distributor having approximately $2 million in annualized sales. On January 14, 1999 the Company acquired Dlouhy Welding Supply, Inc., a welding supply distributor having approximately $4 million in annualized sales. Both transactions were financed through the Company's credit facility and notes with the sellers.


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

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes disclosures for pensions and other postretirement benefits to the extent practicable, which requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate other disclosures no longer useful as prescribed in previous standards. The Company does not have any pension or other postretirement benefit plans impacted by SFAS No. 132.

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



                                             VALLEY NATIONAL GASES INCORPORATED



February 12, 1999                            /s/ Robert D. Scherich
                                             ------------------------------
                                             Robert D. Scherich
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