Form 10-Q
period 1999-03-31
VALLEY NATIONAL GASES INC
filed 1999-05-14
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                   Yes ___x____               No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at May 14, 1999
                -----                         ---------------------------
    Common stock, $0.001 par value                     9,372,584

================================================================================

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------


                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

PART I       FINANCIAL INFORMATION

     ITEM 1  Condensed Consolidated Balance Sheets as of June 30, 1998
             And March 31, 1999                                               3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 1998 and 1999                       5

             Condensed Consolidated Statements of Operations for the
             Nine Months Ended March 31, 1998 and 1999                        6

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 1998 and 1999                        7

             Notes to Condensed Consolidated Financial Statements             8

     ITEM 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12


PART II      OTHER INFORMATION

     ITEM 6  Exhibits and Reports on Form 8-K                                18

     SIGNATURES                                                              19

     EXHIBIT INDEX                                                           20


                                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                       VALLEY NATIONAL GASES INCORPORATED
                                       ----------------------------------

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      -------------------------------------


                              A S S E T S
                              -----------
                                                                              June 30,               March 31,
                                                                                1998                   1999
                                                                            ------------           ------------
                                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $    589,170           $    491,789
    Accounts receivable, net of allowance for doubtful accounts of
       $345,000 and $409,986, respectively
                                                                              11,657,659             12,416,754
    Inventory                                                                  8,731,834             10,645,719
    Prepaids and other                                                         1,242,799                930,830
                                                                            ------------           ------------

                  Total current assets                                        22,221,462             24,485,092
                                                                            ------------           ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                          49,786                 49,786
    Buildings and improvements                                                 3,957,774              4,210,790
    Equipment                                                                 49,212,815             55,853,515
    Transportation equipment                                                   8,520,471              9,944,515
    Furniture and fixtures                                                     3,341,977              4,169,170
                                                                            ------------           ------------

                  Total property, plant and equipment                         65,082,823             74,227,776

    Accumulated depreciation                                                 (26,580,317)           (29,457,428)
                                                                            ------------           ------------

                  Net property, plant and equipment                           38,502,506             44,770,348

OTHER ASSETS:
    Intangibles, net of amortization of $6,888,902 and $9,163,896,
       respectively                                                           34,706,927             36,387,973
    Deposits and other assets                                                  1,628,161              1,665,243
                                                                            ------------           ------------

                  Total other assets                                          36,335,088             38,053,216
                                                                            ------------           ------------

TOTAL ASSETS                                                                $ 97,059,056           $107,308,656
                                                                            ============           ============

   The accompanying notes are an integral part of these financial statements.

                                          VALLEY NATIONAL GASES INCORPORATED
                                          ----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,               March 31,
                  ------------------------------------                                 1998                   1999
                                                                                    -----------          ------------
                                                                                                          (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                            $ 5,611,714          $  6,355,606
    Bank overdraft                                                                      393,530               603,961
    Accounts payable, trade                                                           4,584,388             3,606,399
    Accrued compensation and employee benefits                                        3,177,180             2,614,026
    Other current liabilities                                                         1,271,817             1,068,919
                                                                                    -----------          ------------

                  Total current liabilities                                          15,038,629            14,248,911

LONG-TERM DEBT, less current maturities                                              48,655,869            58,599,967
DEFERRED TAX LIABILITY                                                                5,933,192             6,335,033
OTHER LONG-TERM LIABILITIES                                                           1,368,766             1,460,246
                                                                                    -----------          ------------

                  Total liabilities                                                  70,996,456            80,644,157
                                                                                    -----------          ------------

REDEEMABLE COMMON STOCK, par value, $.001
per share, issued 235,000 shares and 0
shares, respectively                                                                  1,880,000                    --

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,385,084 and 9,620,084 shares,
    respectively                                                                          9,385                 9,620
    Paid-in-capital                                                                  17,162,396            19,269,338
    Retained earnings                                                                 7,010,819             9,648,969
    Treasury stock at cost, 0 and 272,500 shares,
    respectively                                                                             --            (2,263,428)
                                                                                    -----------          ------------

                  Total stockholders' equity                                         24,182,600            26,664,499
                                                                                    -----------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $97,059,056          $107,308,656
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

                                    VALLEY NATIONAL GASES INCORPORATED
                                    ----------------------------------

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             -----------------------------------------------
                                               (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                           1998                 1999
                                                                        -----------          -----------
NET SALES                                                               $25,795,443          $28,027,430
COST OF PRODUCTS SOLD, excluding depreciation and amortization           11,818,429           12,711,518
                                                                        -----------          -----------
                  Gross profit                                           13,977,014           15,315,912
                                                                        -----------          -----------

EXPENSES:
    Operating and administrative                                          8,936,220           10,247,292
    Depreciation and amortization                                         2,458,686            2,102,076
                                                                        -----------          -----------
                  Total expenses                                         11,394,906           12,349,368
                                                                        -----------          -----------
                  Income from operations                                  2,582,108            2,966,544

INTEREST EXPENSE                                                            895,961            1,002,027
OTHER INCOME (EXPENSE) NET                                                   68,514               62,958
                                                                        -----------          -----------
EARNINGS BEFORE INCOME TAXES                                              1,754,661            2,027,475

PROVISION FOR INCOME TAXES                                                  719,410              831,264
NET EARNINGS                                                            $ 1,035,251          $ 1,196,211
                                                                        ===========          ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                             --              131,353
                                                                        -----------          -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                 $ 1,035,251          $ 1,064,858
                                                                        ===========          ===========

BASIC EARNINGS PER SHARE                                                $      0.11          $      0.11
DILUTED EARNINGS PER SHARE                                                     0.11                 0.11
WEIGHTED AVERAGE SHARES:
   Basic                                                                  9,620,084            9,535,278
   Diluted                                                                9,666,465            9,535,278

   The accompanying notes are an integral part of these financial statements.

                                    VALLEY NATIONAL GASES INCORPORATED
                                    ----------------------------------

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             -----------------------------------------------
                                               (Unaudited)

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                            1998                1999
                                                                        -----------          -----------
NET SALES                                                               $70,306,595          $75,853,143
COST OF PRODUCTS SOLD, excluding depreciation and amortization           32,281,466           34,185,287
                                                                        -----------          -----------
                  Gross profit                                           38,025,129           41,667,856
                                                                        -----------          -----------

EXPENSES:
    Operating and administrative                                         24,681,675           27,985,380
    Depreciation and amortization                                         6,503,278            6,079,907
                                                                        -----------          -----------
                  Total expenses                                         31,184,953           34,065,287
                                                                        -----------          -----------
                  Income from operations                                  6,840,176            7,602,569

INTEREST EXPENSE                                                          2,151,173            2,940,057
OTHER INCOME (EXPENSE) NET                                                  189,230              193,974
                                                                        -----------          -----------
EARNINGS BEFORE INCOME TAXES                                              4,878,233            4,856,486

PROVISION FOR INCOME TAXES                                                2,000,075            1,991,159
                                                                        -----------          -----------
NET EARNINGS                                                            $ 2,878,158          $ 2,865,327
                                                                        ===========          ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                             --              227,178
                                                                        -----------          -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                 $ 2,878,158          $ 2,638,149
                                                                        ===========          ===========

BASIC EARNINGS PER SHARE                                                $      0.30          $      0.28
DILUTED EARNINGS PER SHARE                                              $      0.30          $      0.27
WEIGHTED AVERAGE SHARES
     Basic                                                                9,620,084            9,591,656
     Diluted                                                              9,665,025            9,603,731


   The accompanying notes are an integral part of these financial statements.

                              VALLEY NATIONAL GASES INCORPORATED
                              ----------------------------------

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -----------------------------------------------
                                         (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                         -----------------------------------
                                                             1998                   1999
                                                         ------------           ------------
Net cash provided by operating activities                $  8,464,825           $  6,591,520
                                                         ------------           ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                          767,159                  8,922
    Purchases of property and equipment                    (3,868,815)            (5,261,115)
    Business acquisitions, net of cash acquired           (22,483,564)            (7,496,390)
                                                         ------------           ------------

                  Net cash used by investing
                         activities                       (25,585,220)           (12,748,583)

Cash flows from financing activities:
    Proceeds from borrowings                               22,216,037             17,824,049
    Principal payments on loans                            (6,026,737)            (9,500,939)
    Purchase of treasury shares                                    --             (2,263,428)
                                                         ------------           ------------

                  Net cash provided by
                         financing activities              16,189,300              6,059,682
                                                         ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      (931,095)               (97,381)

CASH AND CASH EQUIVALENTS, beginning of period              1,551,949                589,170
                                                         ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                 $    620,854           $    491,789
                                                         ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                           $  2,170,562           $  2,944,963
                                                         ============           ============
    Cash payments for income taxes                       $  1,067,755           $  1,316,284
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                            June 30,            March 31,
                                              1998                1999
                                           ----------          -----------
                                                                (Unaudited)

          Hardgoods                        $7,651,443          $ 9,272,420
          Gases                             1,080,391            1,373,299
                                          -----------          -----------

                                           $8,731,834          $10,645,719
                                          ===========          ===========


PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

   Effective July 1, 1998, the Company changed its estimate of the useful lives of its cylinders and tanks from 12 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in the nine months ended March 31, 1999 by approximately $1.7 million and increasing net earnings by $1.0 million or $.10 per share.

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

   During the nine months ended March 31, 1999, the Company purchased five businesses. The largest of these acquisitions and their effective dates were Altoona Welding Supply Company, Inc. (September 1998), Keen Welding Supply, Inc. (January 1999), Dlouhy Welding Supply, Inc. (January 1999) and Holshoy Welding Supply, Inc. (March 1999).

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                                Nine Months
                                                                   Ended
                                                                 March 31,
                                                                   1999
                                                                -----------
                                                                (Unaudited)

       Cash paid                                               $ 5,522,043
       Notes issued to sellers                                   2,198,360
       Notes payable and capital leases assumed                      7,027
       Other liabilities assumed and acquisition costs           2,368,857
                                                               -----------
       Total purchase price allocated to assets acquired       $10,096,287
                                                               ===========

4. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                             June 30,             March 31,
                                                               1998                  1999
                                                           ------------           ------------
                                                                                  (Unaudited)
Revolving note, interest at LIBOR plus 1.625%
    payable monthly through January 2001. Secured
    by the assets of the Company                           $ 26,831,036           $ 37,756,726

Termnote, interest at LIBOR plus 1.625% payable
    monthly through October 2003. Secured by the
    assets of the Company                                    13,431,245             11,512,490

Note payable, interest at 6.6% payable annually
    through October 2003. Secured by certain
    assets of the Company                                     4,098,447              3,415,372

Individuals and corporations, mortgages and
    notes, interest at 3.7% to 10.00%, payable
    at various dates through 2010                            10,087,261             12,433,731
                                                           ------------           ------------

                                                             54,447,989             65,118,319
                  Original issue discount                      (180,406)              (162,746)
                  Current maturities                         (5,611,714)            (6,355,606)
                                                           ------------           ------------

Total long-term debt                                       $ 48,655,869           $ 58,599,967
                                                           ============           ============

Prime rate was 7.75% and LIBOR was 5.19% at March 31, 1999.

    On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.8% as of March 31, 1999. As of March 31, 1999, availability under the revolving loan was approximately $30.0 million, with outstanding borrowings of approximately $37.8 million and outstanding letters of credit of approximately $7.5 million. The credit facility is secured by all of the Company's assets.

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

                                                    Three Months Ended                    Nine Months Ended
                                                       March 31,                               March 31,
                                            -----------------------------------     ------------------------------
                                               1998                1999                 1998               1999
                                            ----------          ----------          ----------          ----------
Net earnings available for common stock     $1,035,251          $1,064,858          $2,878,158          $2,638,149
                                            ==========          ==========          ==========          ==========

Basic earnings per common share:

Weighted average common shares               9,620,084           9,535,278           9,620,084           9,591,656
                                            ==========          ==========          ==========          ==========

Basic earnings per common share                  $0.11               $0.11               $0.30               $0.28
                                            ==========          ==========          ==========          ==========

Diluted earnings per common share:

Weighted average common shares               9,620,084           9,535,278           9,620,084             591,656

Shares issuable from assumed
conversion of common stock
equivalents                                     46,381                  --              44,941              12,075
                                            ----------          ----------          ----------          ----------

Weighted average common and common
equivalent shares                            9,666,465           9,535,278           9,665,025           9,603,731
                                            ==========          ==========          ==========          ==========
Diluted earnings per common share                $0.11               $0.11               $0.30               $0.27
                                            ==========          ==========          ==========          ==========

   For the calculations for the three month and nine month periods ended March 31, 1999, options, in addition to those shown in the table, to purchase 232,400 shares of common stock at $10.75 to $5.625 per share were outstanding during the periods but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares. These options, which expire in 2007 and 2009 were still outstanding at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $100.6 million for the last twelve months. In fiscal 1998, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 47% of net sales, and cylinder and tank rental accounted for approximately 13% of net sales.

   The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 41 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

   Historically, the Company's gross profit margins as a percentage of sales have been higher on the sale of gases than on the sale of welding equipment and supplies ("hard goods"). As a result of recent acquisitions of some distributors with a higher proportion of hard goods to gas sales, the Company's average gross profit as a percentage of sales, in some cases, has decreased in comparison to prior years. Future acquisitions may affect this pattern depending upon the product mix of the acquired businesses.




RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 and 1998
--------------------------------------------------------

   Net sales increased 8.7%, or $2.2 million, to $28.0 million from $25.8 million for the three months ended March 31, 1999 and 1998, respectively. Acquisitions made during the preceeding twelve months contributed $2.8 million of the increase in net sales, while same store sales declined $.6 million. Same store sales decreased 2.1% versus the same quarter last year reflecting reduced sales to steel related businesses, reflecting reduced capacity utilization in the steel industry as a result of the high level of imports and reduced sales at its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion, acted in violation of covenants not to compete. Gases and cylinder revenue represented 57.1% of net sales for the three months ended March 31, 1999, with hard goods representing 42.9%. In comparison, net sales for the three months ended March 31, 1998 reflected gases and cylinder revenue as 53.3% and hard goods as 46.7%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 9.6%, or $1.3 million, to $15.3 million from $14.0 million for the three months ended March 31, 1999 and 1998, respectively. Acquisitions made during the preceeding twelve months contributed $1.3 million of the increase in gross profit, while the base business remained the same. Gross profit as a percentage of net sales was 54.6% for the three months ended March 31, 1999, compared to 54.2% for the three months ended March 31, 1998. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 14.7%, or $1.3 million, to $10.2 million from $8.9 million for the three months ended March 31, 1999 and 1998, respectively. Of this increase, $0.8 million was related to acquired businesses while base business increased $0.5 million. Operating and administrative expenses as a percentage of sales was 36.6% for the three months ended March 31, 1999, as compared to 34.6% for the same quarter in 1998, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense decreased $0.4 million for the three months ended March 31, 1999 compared to the same period in 1998, reflecting the increase from acquisitions made during the last twelve months offset by the impact of the company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years.

   Interest expense increased $0.1 million for the quarter, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings increased 15.5% to $1.2 million for the three months ended March 31, 1999 compared to $1.0 million for the prior year quarter.


Comparison of Nine Months Ended March 31, 1999 and 1998
-------------------------------------------------------

   Net sales increased 7.9%, or $5.5 million, to $75.8 million from $70.3 million for the nine months ended March 31, 1999 and 1998, respectively. Acquisitions made during the preceding twelve months contributed $9.3 million of the increase in net sales, while same store sales declined $3.8 million. Same store sales decreased 5.4% versus the same period last year reflecting reduced sales to steel related businesses, reflecting reduced capacity utilization in the steel industry as a result of the high level of imports and reducted sales at its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion acted in violation of covenants not to compete. Gases and cylinder revenue represented 56.1% of net sales for the nine months ended March 31, 1999, with hard goods representing 43.9%. In comparison, net sales for the nine months ended March 31, 1998 reflected gases and cylinder revenue as 53.7% and hard goods as 46.3%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 9.6%, or $3.6 million, to $41.6 million from $38.0 million for the nine months ended March 31, 1999 and 1998, respectively. Acquisitions made during the preceeding twelve months contributed $4.3 million of the increase in gross profit, while the gross profit in the base business decreased $0.7 million. Gross profit as a percentage of net sales was 54.9% for the nine months ended March 31, 1999, compared to 54.1% for the nine months ended March 31, 1998. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 13.4%, or $3.3 million, to $28.0 million from $24.7 million for the nine months ended March 31, 1999 and 1998, respectively. Of this increase, $2.6 million was related to acquired businesses and the remaining $0.7 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales was 36.9% for the nine months ended March 31, 1999, as compared to 35.1% for the same period in 1998, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense decreased $0.4 million for the nine months ended March 31, 1999 compared to the same period in 1998, reflecting the increase from acquisitions made during the last twelve months offset by a decrease of $1.7 million due to the company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years.

   Interest expense increased $0.8 million for the nine months, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings remained the same at $2.9 million for the nine months ended March 31, 1999 compared to the same period last year.

YEAR 2000 COMPLIANCE

   The Company's work on the Year 2000 ("Y2K") computer compliance issue began in 1996. The Company's Y2K compliance program consists of five parts: inventory, assessment, renovation, testing and implementation. The Company has conducted an inventory and assessment of remediation required for business-critical information technology applications. Project plans have been created, and progress is being monitored on an ongoing basis. The Company's business-critical information technology applications are now Y2K compliant. The Company is also in the process of completing Company-wide inventory, assessment and remediation project plans for business-critical personal computers and software, user applications and embedded-chip systems. The Company's goal is to have these business-critical components Y2K compliant by June 30, 1999.

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

   While the Company believes it is taking all appropriate steps to achieve Y2K compliance, its Y2K issues and any potential future business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Y2K compliance of third parties, both domestic and international, such as government agencies, customers, vendors and suppliers. The Y2K problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Y2K compliance can be achieved without significant additional costs. The products sold by the Company can be purchased through multiple vendors. Given these multiple sources of supply, along with the Company's inventory, the Company believes that disruptions in supply caused by Y2K problems would not have a significant impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At March 31, 1999, the Company had working capital of approximately $10.3 million. Funds provided by operations for the nine months ended March 31, 1999 were approximately $6.6 million. Funds used for investing activities were approximately

$12.7 million for the nine months ended March 31, 1999, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the nine months ended March 31, 1999 were approximately $6.0 million from net borrowings. The Company's cash balance decreased $0.1 million during the nine months to $0.5 million.

   On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.8% as of March 31, 1999. As of March 31, 1999, availability under the revolving loan was approximately $30.0 million, with outstanding borrowings of approximately $37.8 million and outstanding letters of credit of approximately $7.5 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 1999 was $15.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

INTEREST RATE SENSITIVITY

   There was no significant change to the composition of the Company's fixed and variable rate long term debt during the quarter ended March 31, 1999. During the quarter, the Company increased its fixed to variable interest rate swaps, as mentioned above, to a total notional principal amount of $35 million. As of March 31, 1999 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 5.06%.

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



                                            VALLEY NATIONAL GASES INCORPORATED



May 14, 1999                                /s/ ROBERT D. SCHERICH
                                            ------------------------------------
                                            Robert D. Scherich
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



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