Form 10-K405
period 1999-06-30
VALLEY NATIONAL GASES INC
filed 1999-09-28
CIK 1030715

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

       For the fiscal year ended June 30, 1999
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ------------------

                        COMMISSION FILE NUMBER 000-29226

                       VALLEY NATIONAL GASES INCORPORATED
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                       23-2888240
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

                                             NAME OF EXCHANGE
  TITLE OF EACH CLASS                       ON WHICH REGISTERED
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on August 31, 1999, as reported on the American Stock Exchange, was $8,883,630.

     As of September 17, 1999, the Company had outstanding 9,347,584 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 26, 1999 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                 PAGE NO.
----                                                                 --------
 1.    Business....................................................      1
 2.    Properties..................................................      8
 3.    Legal Proceedings...........................................      8
 4.    Submission of Matters to a Vote of Security Holders.........      8

                                   PART II
 5.    Market for the Company's Common Stock and Related
       Stockholder Matters.........................................      9
 6.    Selected Financial Data.....................................     10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     11
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................     17
 8.    Financial Statements and Supplementary Data.................     17
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................     17

                                  PART III
10.    Directors and Executive Officers of the Company.............     18
11.    Executive Compensation......................................     19
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     19
13.    Certain Relationships and Related Transactions..............     20

                                   PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form
       8-K.........................................................     20

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $102.3 million in fiscal 1999. In fiscal 1999, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 15% of net sales.

     The Company's gas operations consist primarily of the packaging and mixing of industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and the transportation of these cylinders to customers from one of the Company's 54 distribution and retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of the Company's cylinders. The Company owns approximately 424,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic tanks and propane tanks which are also rented to bulk gas customers. The Company owns approximately 16,000 bulk propane tanks and 360 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to aggressively pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 57 acquisitions. Since July 1, 1998, the Company has acquired five independent distributors, adding approximately $10 million in annualized sales. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Acquisitions will be financed primarily with borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of 57 distributors. The Company's acquisitions historically have been financed, and the Company expects that future acquisitions will be financed, primarily with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its Common Stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

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

     In fiscal 1999, the Company sold approximately thirteen million gallons of propane to approximately 19,000 residential, commercial and industrial users. Propane sales accounted for approximately 12% of net sales in fiscal 1999. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for fork lifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facility in West Mifflin, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 1999, acetylene accounted for approximately 3% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 1997, 1998 and 1999 for each of the following products and services:

                                                         YEARS ENDED JUNE 30,
                                                         --------------------
                                                         1997    1998    1999
                                                         ----    ----    ----
Gases..................................................  39.0%   38.5%   39.8%
Welding equipment and supplies.........................  45.8    46.3    44.5
Cylinder rental and other..............................  15.2    15.2    15.7

CUSTOMERS

     The Company currently has more than 63,000 customers, none of which accounted for more than 1% of net sales in fiscal 1999. In fiscal 1999, approximately 15% of the Company's net sales were to metal production and fabrication customers. Other major industry categories represented by the Company's customer base includes manufacturing at 18%, health care at 7%, construction at 7%, services at 7%, mining at 3%, and oil and chemicals at 2% of net sales. The customer base also includes smaller distributors who are in close proximity to one of the Company's larger packaging facilities and find it economically advantageous to source certain products from the Company.

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

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to the costs associated with the delivery of cylinders. Therefore, the aggregate national market of $6 billion consists of hundreds of regional markets with an estimated size of $5 million to $100 million in annual sales. The Company believes the average market size is approximately $20 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 90 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with the Company's suppliers to address difficult or innovative customer application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. The Company believes that electronic commerce conducted through the internet, ("e-commerce"), will become an important method in attracting as well as maintaining some customers in the future. The Company plans to continue developments in this area.

     Smaller accounts are usually served from "walk in" retail locations, where the gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow the customer easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. The Company's advertising efforts are limited primarily to the residential propane market as management does not consider advertising to be a significant factor in generating sales.

COMPETITION

     Competition is almost always on a regional market basis and is based primarily on customer loyalty, service and, to a lesser extent, price. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. The Company competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, North Carolina and Wisconsin. The Company believes it has a strong or leading position in most of the markets it serves.

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

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 57% of the Company's gas purchases in fiscal 1999. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 61 primary vendors, of which purchases from the top five vendors represented approximately 56% of total purchases in fiscal 1999. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

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

EMPLOYEES

     At June 30, 1999, the Company employed 589 people, of whom approximately 15% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 57% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

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

ITEM 2.  PROPERTIES

     The Company owns approximately 424,000 cylinders, 16,000 bulk propane tanks and 360 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 50 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 54 industrial gas and welding supply distribution locations in eleven states, twenty-one of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of space in Wheeling, West Virginia.

     Most of the specialty gas products sold by the Company are purified, packaged and mixed at a facility operated by the Company in Evans City, Pennsylvania. This facility normally processes approximately 25,000 cylinders per month, but has capacity to process approximately 100% more volume, which the Company believes would be sufficient to meet increased volume requirements in the future.

     All of the Company's facilities are leased on terms which the Company believes are consistent with commercial rental rates prevailing in the surrounding rental market. All of the Company's major facilities are leased under long-term arrangements. The Company believes that its facilities are adequate for its needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on April 10, 1997 on the Nasdaq National Market under the symbol "VNGI". As reported by Nasdaq, the high and low sales prices of the Company's stock for the fiscal year ended June 30, 1999 were $11.25 and $2.813, respectively. On July 27, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for the Company's common stock from July 1, 1997 to June 30, 1999 was:

                YEAR ENDED JUNE 30, 1999:                    HIGH       LOW
                -------------------------                   -------    ------
Fourth quarter............................................  $ 4.625    $3.094
  Third quarter...........................................  $ 6.000    $4.625
  Second quarter..........................................  $ 7.250    $5.625
  First quarter...........................................  $11.250    $7.125

                YEAR ENDED JUNE 30, 1998:                   HIGH        LOW
---------------------------------------------------------  -------    -------
  Fourth quarter.........................................  $12.125    $10.750
  Third quarter..........................................  $11.250    $10.625
  Second quarter.........................................  $11.125    $10.500
  First quarter..........................................  $11.250    $10.000

     The reported last sale price of the Company's common stock on the American Stock Exchange on September 21, 1999 was $4.375.

     On September 21, 1999, there were approximately 109 record holders of the Company's common stock.

     The Company has not paid any cash dividends since its initial public offering, and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the company's capital stock without the bank's prior written consent. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 14.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 8 herein.

                                                            YEARS ENDED JUNE 30,
                                              ------------------------------------------------
                                               1995      1996     1997(1)    1998       1999
                                              -------   -------   -------   -------   --------
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales.................................  $44,914   $53,612   $73,905   $95,031   $102,271
  Depreciation and amortization (2).........    3,112     4,700     6,673     9,086      8,328
  Operating income..........................    4,183     5,000     4,493     7,848      9,458
  Interest expense..........................    1,072     1,561     2,158     3,116      4,114
  Income taxes (3)..........................       --        --     3,655     2,052      2,350
  Net income (loss).........................    3,555     4,101      (845)    2,953      3,245
  Basic earnings per share..................                                $  0.31   $   0.32
  Diluted earnings per share................                                $  0.31   $   0.32
Pro forma basic earnings (loss) per share...  $  0.30   $  0.35   $ (0.30)
Pro forma diluted earnings (loss) per share
  (4).......................................  $  0.29   $  0.34   $ (0.27)  $  0.31
Weighted average shares
  Basic.....................................                                  9,620      9,531
  Diluted...................................                                  9,667      9,531
Pro forma weighted average shares (5)
  Basic.....................................    7,000     7,000     7,573
  Diluted...................................    7,267     7,267     8,506
Balance Sheet Data:
  Working capital...........................    6,327     7,218     9,685     7,183      9,613
  Total assets..............................   33,421    45,491    67,806    97,059    108,526
  Current portion of long-term debt.........    2,135     2,737     3,928     5,612      6,294
  Long-term debt............................   12,964    19,507    28,787    48,656     56,242
  Other non-current liabilities (3).........      478       590     5,317     7,302      9,528
  Shareholders' equity......................   13,796    16,371    21,230    24,183     27,045

---------------
(1) Fiscal year 1997 includes special noncash charges of $1.9 million ($1.1 million net of taxes) related to the issuance of stock, in conjunction with the Company's initial public offering, to executives and a director to satisfy deferred compensation and consulting agreements.

(2) Effective July 1, 1998, the Company changed its estimate of useful lives for cylinders and tanks for depreciation purposes from 12 years to 30 years. Depreciation for fiscal year 1999 would have been $2.3 million higher without this change, resulting in an increase in net earnings of $1.3 million or $0.14 per share.

(3) Until April 10, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with the initial public offering of its common stock and became a C Corporation. Upon termination of the S Corporation election, the Company was required to recognize $3.9 million of deferred income taxes in the final quarter of fiscal year 1997.

(4) Reflects pro forma income taxes at 40% for periods prior to April 10, 1997.

(5) Fiscal year 1997 pro forma shares include shares assumed to be issued to cover the excess of S corporation distributions over current period earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $102.3 million in fiscal 1999. In fiscal 1999, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 15% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 40 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

     Effective July 1, 1998, the Company changed its estimate of the useful lives of its cylinders and tanks from 12 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1999 by approximately $2.3 million and increasing net earnings by $1.3 million or $.14 per share.

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

                                                      AS A PERCENTAGE OF NET SALES
                                                          YEARS ENDED JUNE 30,
                                                      -----------------------------
                                                       1997       1998       1999
                                                      -------    -------    -------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization......................................    46.5       46.7       45.3
                                                       -----      -----      -----
Gross profit........................................    53.5       53.3       54.7
Operating and administrative expenses...............    35.9       35.4       37.3
Depreciation and amortization (1)...................     9.0        9.6        8.2
Special charges (2).................................     2.5         --         --
                                                       -----      -----      -----
Income from operations..............................     6.1        8.3        9.2
Interest expense....................................     2.9        3.3        4.0
Other income........................................     0.6        0.3        0.3
                                                       -----      -----      -----
Net income before taxes.............................     3.8        5.3        5.5
Provision for income taxes (3)......................     4.9        2.2        2.3
                                                       -----      -----      -----
Net income..........................................    (1.1)%      3.1%       3.2%
                                                       =====      =====      =====

---------------
(1) Effective July 1, 1998, the Company changed its estimate of useful lives for cylinders and tanks for depreciation purposes from 12 years to 30 years. Depreciation for fiscal year 1999 would have been $2.3 million higher without this change, the change resulted in an increase in net earnings of $1.3 million or $0.14 per share.

(2) Special one-time noncash charges were recorded in conjunction with the initial public offering of the Company's common stock of (i) $1.9 million ($1.1 million net of taxes) for shares issued to executives and a director to satisfy deferred compensation and consulting agreements, and (ii) $3.9 million for recognition of the deferred tax liability related to termination of the S corporation status.

(3) For all periods prior to April 10, 1997, the Company elected to be treated as an S Corporation. As a result, the income of the Company was taxed for federal and state purposes directly to the Company's shareholders rather than to the Company.

  COMPARISON OF YEARS ENDED JUNE 30, 1999 AND 1998

     Net sales increased 7.6%, or $7.3 million, to $102.3 million from $95.0 million for the years ended June 30, 1999 and 1998, respectively. Acquisitions contributed $11.5 million of the increase in net sales, while same store sales declined $4.2 million. Same store sales for the year were negatively impacted as compared to the same period last year reflecting reduced sales to steel related businesses, reflecting reduced capacity utilization in the steel industry as a result of the high level of imports and reduced sales at its branches in Southwest Ohio impacted by the actions of former employees who, in the Company's opinion acted in violation of covenants not to compete. Gases and cylinder income represented 55.5% of net sales for the year, with hard goods representing the remaining 44.5%. In comparison, net sales for the prior year reflected gases and cylinder income as 53.7% and hard goods as 46.3%.

     Gross profit, which excludes depreciation and amortization, increased 10.5%, or $5.3 million, to $55.9 million for the year, compared to $50.6 million for the prior year. Acquisitions made during the preceding twelve months contributed $5.4 million of the increase in gross profit, while same stores declined $0.1 million. Gross profit as a percentage of net sales was 54.7% for the year, compared to 53.3% for the prior year. This change reflects an increase in the proportion of gases and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hard goods.

     Operating and administrative expenses increased 13.3%, or $4.5 million, to $38.2 million for the year, compared to $33.7 million for the prior year. Of this increase, $3.5 million was related to acquired businesses, with the balance of the change, or $1.0 million, attributable to same store expenses. Depreciation and amortization expense decreased $.8 million for the year, primarily as a result of a decrease of $2.3 million due to the Company's change in its estimate of useful lives related to cylinders and tanks from twelve to thirty years offset by acquisitions made during the last twelve months.

     Interest expense increased 32.0%, or $1.0 million, to $4.1 million for the year, compared to $3.1 million for the prior year. This increase reflects the impact of additional borrowings related to acquisitions and the purchase of treasury stock.

     Net earnings for the year were $3.2 million, compared to $3.0 million for the fiscal year ended June 30, 1998. The change in the estimate of useful lives related to cylinders and tanks had the effect of increasing net earnings by $1.3 million in 1999.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges increased 4.5%, or $0.8 million, to $18.0 million for the year, compared to $17.2 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

  COMPARISON OF YEARS ENDED JUNE 30, 1998 AND 1997

     Net sales increased 28.6%, or $21.1 million, to $95.0 million from $73.9 million for the years ended June 30, 1998 and 1997, respectively. Acquisitions made during the preceding twelve months contributed $20.6 million of the increase in net sales, while same store sales growth contributed $0.5 million of the increase. Same store sales for the year were negatively impacted by the effect of a warmer than usual winter on the Company's propane sales and the performance at three of the company's branches. Gases and cylinder income represented 53.7% of net sales for the year, with hard goods representing the remaining 46.3%. In comparison, net sales for the prior year reflected gases and cylinder income as 55.6% and hard goods as 44.4%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months. The Company believes that the base of hard good customers acquired in these acquisitions provides it the opportunity to build gas and cylinder business in the future.

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

YEAR 2000 COMPLIANCE

     The Company's work on the Year 2000 ("Y2K") computer compliance issue began in 1996. The Company's Y2K compliance program consists of five parts: inventory, assessment, renovation, testing and implementation. The Company completed its testing of its business-critical information technology applications during the quarter ended June 30, 1999. The Company also completed a Company-wide inventory, assessment and remediation project plans for business-critical personal computers and software, user applications and embedded-chip systems.

     The Company continues to investigate the Y2K compliance status of its vendors, suppliers and affiliates via the Company's own internal vendor compliance effort. The Company will carry out this task through a Company-wide effort to address internal issues, and jointly with industry trade groups, to address issues related to third parties which are common to the industry.

     The Company estimates that expenses incurred for programming, internal staff costs and other expenses related to its Y2K efforts were less than $100,000 and expects no significant additional costs related to these efforts.

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

     At June 30, 1999, the Company had working capital of $9.6 million and long term debt of $56.2 million, compared to $7.2 million and $48.7 million, respectively, at June 30, 1998. In conjunction with the Company's initial public offering of its common stock during fiscal year 1997, $1.9 million of long term debt was retired with shares of common stock and was subject to a put right by the holders to convert the shares back to debt, plus accrued interest, for a period of three years. These holders exercised their right in 1999 and the Company placed the shares into treasury.

     Net cash provided by operating activities decreased $2.7 million, to $10.9 million for fiscal year 1999, compared to $13.6 million for the prior year. Cash used for acquisitions was approximately $7.6 million and $25.5 million for fiscal 1999 and 1998, respectively. Capital expenditures, made primarily for the purchase of cylinders, tanks and delivery trucks, were approximately $7.5 million and $5.3 million for fiscal 1999 and 1998, respectively. Net proceeds, after related expenses, from the initial public offering in April 1997 of approximately $15.7 million were used to pay the Company's estimated S corporation distribution of $11.1 million with the balance of $4.6 million used to reduce outstanding borrowings.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.9% as of June 30, 1999. As of June 30, 1999, availability under the revolving loan was approximately $29.9 million, with outstanding borrowings of approximately $36.8 million and outstanding letters of credit of approximately $8.6 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of June 30, 1999, the Company was not in compliance with the fixed charge coverage covenant and has obtained a waiver for the noncompliance. The Company has subsequently amended the covenant requirements contained in the credit facility with its banks.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 1999 and 1998 was $15.1 million and $14.2 million, respectively. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility. Outstanding letters of credit as of June 30, 1999 and 1998 were $8.6 million and $7.7 million, respectively.

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

SUBSEQUENT EVENTS

     On July 27, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol VLG. Prior to that date, the Company's stock was traded on the Nasdaq Stock Market under the symbol VNGI.

     On September 3, 1999, the Company entered into a purchase and sale agreement to acquire an industrial gas and welding supply distributor with sales of approximately $2.5 million. The Company expects this transaction to be completed within 30 days. This transaction is expected to be financed with borrowings under the credit facility and notes with the Seller.

     On September 15, 1999, the Company entered into an amendment to its credit agreement with the participating banks, whereby covenants were adjusted for the periods ending September 30 and December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     In June 1999, the FASB issued Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of SFAS No 133." Both statements are effective for years beginning after June 15, 2000.

     The Company has not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate. The Company's market risk is substantially the same as it was in 1998.

                                      EXPECTED MATURITY DATE
                                    FOR PERIODS ENDING JUNE 30,
                          -----------------------------------------------    THERE                 FAIR
                           2000      2001      2002      2003      2004      AFTER     TOTAL      VALUE
                           ----      ----      ----      ----      ----      -----     -----      -----
                                                          (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate............  $ 3,736   $ 3,229   $ 3,012   $ 1,973   $ 1,569   $ 1,389   $ 14,907   $ 11,905
  Average interest
    rate................     4.38%     4.74%     5.09%     5.55%     6.31%     6.31%
  Variable rate.........  $ 2,558   $39,315   $ 2,558   $ 2,558   $   640        --   $ 47,630   $ 47,630
  Average interest
    rate................     6.92%     6.88%     6.88%     6.88%     6.88%       --
Interest rate swaps
  Fixed to variable.....  $30,000   $30,000   $30,000   $15,000   $15,000        --              $    486
  Average pay rate......     5.52%     5.52%     5.52%     5.59%     5.59%       --
  Average receive
    rate................     5.21%     5.21%     5.21%     5.21%     5.21%       --

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

                                                YEARS
                                              EXPERIENCE
                NAME                   AGE   IN INDUSTRY                      POSITION
                ----                   ---   ------------                     --------
Gary E. West.........................  62         29        Chairman of the Board of Directors
Lawrence E. Bandi....................  45         25        President, Chief Executive Officer, Director
John R. Bushwack.....................  48         23        Executive Vice President, Chief Operating
                                                            Officer, Director
Robert D. Scherich...................  39          3        Chief Financial Officer
Ben Exley, IV........................  52          3        Director
James P. Hart........................  45          3        Director
William A. Indelicato................  60         30        Director
August E. Maier......................  70          6        Director
F. Walter Riebenack..................  60          0        Director

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

     JOHN R. BUSHWACK, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Bushwack has served as the Executive Vice President, Chief Operating Officer and a director of the Company since January 1997. From 1991 to 1996, Mr. Bushwack served in various positions with the Company, including Executive Vice President of Sales and Acquisitions, Vice President of Sales and Acquisitions, Vice President of Sales and General Manager. From 1987 to 1990, Mr. Bushwack served as President of the Harvey Company, a gas distributor, and from 1990 to 1991 he served as Vice President and director of Linde Gases of the Great Lakes, also a gas distributor. In addition, Mr. Bushwack has been a director of Convenient Care Products Group, Ltd., a division of Westmoreland Health System, since 1991 and Westmoreland Holding Company, Inc., since 1999.

     ROBERT D. SCHERICH, CHIEF FINANCIAL OFFICER. Mr. Scherich has served as the Company's Chief Financial Officer since May 1996. From January 1993 to April 1996, he served as Controller and General Manager of Wheeling Pittsburgh Steel Corporation, a subsidiary of WHX Corporation, and from January 1988 to December 1993 he served as Division Controller of such corporation. Mr. Scherich was an accountant with Ernst & Whinney from 1981 to 1984. Mr. Scherich received his Bachelor of Science degree in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. Since April 1998, he has served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation and currently serves as its Interim Executive Director. He served as the President of Ohio Valley Clarksburg, Inc. since 1987 and Bailey Drug Company from 1993 through 1997, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. since 1994, BankOne Wheeling-Steubenville N.A. since 1991 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

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

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997. In September, 1997, Mr. Maier became an employee of the Company and served as Corporate Director of Field Operations until his retirement in July 1999. He served as Chief Executive Officer of Houston Fearless 79, a manufacturer of film processing equipment, from May 1995 until August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive officer of Holox, Inc., a manufacturer and distributor of industrial gases and welding equipment, which is wholly owned by Hoeklos Ltd. of Holland. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of the Company in January 1999. He has served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt, Engineers, Inc. since 1993, a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, South Carolina and West Virginia. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University and St. Francis College in Fort Wayne, Indiana.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 26, 1999, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 26, 1999, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 26, 1999, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 28, 1999
                                          /s/ LAWRENCE E. BANDI
                                          --------------------------------------
                                          Lawrence E. Bandi
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              TITLE                        DATE
             ---------                              -----                        ----

         /s/ GARY E. WEST            Chairman of the Board                September 28, 1999
-----------------------------------
          (Gary E. West)

       /s/ LAWRENCE E. BANDI         President, Chief Executive Officer,  September 28, 1999
-----------------------------------  Director
        (Lawrence E. Bandi)

       /s/ JOHN R. BUSHWACK          Executive Vice President, Chief      September 28, 1999
-----------------------------------  Operating Officer, Secretary,
        (John R. Bushwack)           Director

      /s/ ROBERT D. SCHERICH         Chief Financial Officer              September 28, 1999
-----------------------------------
       (Robert D. Scherich)

         /s/ BEN EXLEY, IV           Director                             September 28, 1999
-----------------------------------
          (Ben Exley, IV)

         /s/ JAMES P. HART           Director                             September 28, 1999
-----------------------------------
          (James P. Hart)

     /s/ WILLIAM A. INDELICATO       Director                             September 28, 1999
-----------------------------------
      (William A. Indelicato)

        /s/ AUGUST E. MAIER          Director                             September 28, 1999
-----------------------------------
         (August E. Maier)

      /s/ F. WALTER RIEBENACK        Director                             September 28, 1999
-----------------------------------
       (F. Walter Riebenack)

                       VALLEY NATIONAL GASES INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of the Independent Public Accountants................  F-1
Consolidated Balance Sheets as of June 30, 1998 and 1999....  F-2
Consolidated Statements of Operations for the years ended
  June 30, 1997, 1998 and 1999..............................  F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 1997, 1998 and 1999..........  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 1997, 1998 and 1999..............................  F-5
Consolidated Notes to Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheets of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary as of June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
  July 31, 1999
  (except with respect to the matter discussed in Note 16, as to which the date is September 15, 1999)

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1999

                                                                  1998           1999
                                                              ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    589,170   $    224,708
  Accounts receivable, net of allowance for doubtful
    accounts of $345,000 and $454,981, respectively.........    11,657,659     11,960,059
  Inventory.................................................     8,731,834     11,173,995
  Prepaids and other........................................     1,242,799      1,965,966
                                                              ------------   ------------
       Total current assets.................................    22,221,462     25,324,728
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        49,786         49,786
  Buildings and improvements................................     3,957,774      4,413,900
  Equipment.................................................    49,212,815     56,906,554
  Transportation equipment..................................     8,520,471     10,172,945
  Furniture and fixtures....................................     3,341,977      4,102,422
                                                              ------------   ------------
       Total property, plant and equipment..................    65,082,823     75,645,607
Accumulated depreciation....................................   (26,580,317)   (29,857,130
                                                              ------------   ------------
       Net property, plant and equipment....................    38,502,506     45,788,477
                                                              ------------   ------------
OTHER ASSETS:
  Intangibles, net of amortization of $6,888,902 and
    $10,268,270, respectively...............................    34,706,927     35,773,717
  Deposits and other assets.................................     1,628,161      1,638,801
                                                              ------------   ------------
       Total other assets...................................    36,335,088     37,412,518
                                                              ------------   ------------
TOTAL ASSETS................................................  $ 97,059,056   $108,525,723
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  5,611,714   $  6,294,130
  Bank overdraft............................................       393,530             --
  Accounts payable, trade...................................     4,584,388      4,418,974
  Accrued compensation and employee benefits................     3,177,180      3,198,918
  Other current liabilities.................................     1,271,817      1,799,297
                                                              ------------   ------------
       Total current liabilities............................    15,038,629     15,711,319
LONG-TERM DEBT, less current maturities.....................    48,655,869     56,242,003
DEFERRED TAX LIABILITY......................................     5,933,192      7,864,661
OTHER LONG-TERM LIABILITIES.................................     1,368,766      1,663,096
                                                              ------------   ------------
       Total liabilities....................................    70,996,456     81,481,079
                                                              ------------   ------------
REDEEMABLE COMMON STOCK, par value, $.001 per share, issued
  235,000 shares............................................     1,880,000             --
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share--
       Authorized, 30,000,000 shares
       Issued, 9,385,084 and 9,620,084 shares,
       respectively.........................................         9,385          9,620
  Paid-in-capital...........................................    17,162,396     19,269,338
  Retained earnings.........................................     7,010,819     10,029,114
  Treasury stock at cost, 0 and 272,500 shares,
    respectively............................................            --     (2,263,428)
                                                              ------------   ------------
    Total stockholders' equity..............................    24,182,600     27,044,644
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 97,059,056   $108,525,723
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                        1997           1998            1999
                                                        ----           ----            ----
NET SALES..........................................  $73,904,526    $95,030,926    $102,270,600
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................   34,350,052     44,413,606      46,332,129
                                                     -----------    -----------    ------------
       Gross profit................................   39,554,474     50,617,320      55,938,471
                                                     -----------    -----------    ------------
EXPENSES:
  Operating and administrative.....................   26,508,220     33,683,926      38,152,200
  Depreciation and amortization....................    6,673,004      9,085,611       8,328,309
  Special charges..................................    1,879,887             --              --
                                                     -----------    -----------    ------------
       Total expenses..............................   35,061,111     42,769,537      46,480,059
                                                     -----------    -----------    ------------
       Income from operations......................    4,493,363      7,847,783       9,457,962
                                                     -----------    -----------    ------------
INTEREST EXPENSE...................................    2,157,691      3,115,927       4,113,823
                                                     -----------    -----------    ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................      290,657        166,879         135,101
  Gain (loss) on disposal of assets................       58,474        (20,977)        (37,750)
  Other income.....................................      135,598        127,335         154,153
                                                     -----------    -----------    ------------
       Total other income..........................      484,729        273,237         251,504
                                                     -----------    -----------    ------------
EARNINGS BEFORE INCOME TAXES.......................    2,820,401      5,005,093       5,595,643
PROVISION FOR INCOME TAXES.........................    3,665,298      2,052,088       2,350,170
                                                     -----------    -----------    ------------
NET EARNINGS (LOSS)................................  $  (844,897)   $ 2,953,005    $  3,245,473
                                                     ===========    ===========    ============
Accretion of redeemable common stock...............                          --         227,178
NET EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK.....                   2,953,005       3,018,295
                                                                    ===========    ============
BASIC EARNINGS PER SHARE...........................                        0.31            0.32
DILUTED EARNINGS PER SHARE.........................                        0.31            0.32
WEIGHTED AVERAGE SHARES:
  Basic............................................                   9,620,084       9,530,961
  Diluted..........................................                   9,667,088       9,530,961

PRO FORMA INFORMATION (UNAUDITED)
NET EARNINGS (LOSS)................................  $  (844,897)
PRO FORMA INCOME TAXES.............................    1,430,302
                                                     -----------
PRO FORMA EARNINGS (LOSS)..........................  $(2,275,199)
                                                     ===========
PRO FORMA BASIC EARNINGS (LOSS) PER SHARE..........  $     (0.30)
PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE........  $     (0.27)
                                                     ===========
WEIGHTED AVERAGE SHARES
  Basic............................................    7,573,005
  Diluted..........................................    8,506,093

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                 COMMON STOCK             TREASURY STOCK                                          TOTAL
                            ----------------------   -------------------------    PAID-IN-       RETAINED     STOCKHOLDERS'
                              SHARES       AMOUNT      SHARES        AMOUNT        CAPITAL       EARNINGS        EQUITY
                              ------       ------      ------        ------        -------       --------        ------
BALANCE, June 30, 1996....   18,300,653   $ 18,301    11,300,653   $(3,705,000)  $    95,914   $ 19,961,877   $  6,371,092
  Net loss................           --         --            --            --            --       (844,897)      (844,897)
  Issuance of common
    stock.................    2,218,000      2,218            --            --    15,730,059             --     15,732,277
  Issuance of stock
    pursuant to
    compensation
    agreements............      267,084        267            --            --     2,136,323             --      2,136,590
  Conversion of debt to
    equity................      135,000        135            --            --     1,079,865             --      1,080,000
  Reclassification of
    redeemable common
    stock outside of
    shareholders'
    equity................     (235,000)      (235)           --            --    (1,879,765)            --     (1,880,000)
  Retirement of treasury
    stock.................  (11,300,653)   (11,301)  (11,300,653)    3,705,000            --     (3,693,699)            --
  Dividends paid..........           --         --            --            --            --    (11,365,467)   (11,365,467)
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1997....    9,385,084      9,385            --            --    17,162,396      4,057,814     21,229,595
    Net income............           --         --            --            --            --      2,953,005      2,953,005
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1998....    9,385,084      9,385            --            --    17,162,396      7,010,819     24,182,600
    Net income............           --         --            --            --            --      3,245,473      3,245,473
Purchase of treasury
  shares..................           --         --       272,500    (2,263,428)           --             --     (2,263,428)
Retirement of redeemable
  common stock............      235,000        235            --            --     2,106,942       (227,178)     1,879,999
                            -----------   --------   -----------   -----------   -----------   ------------   ------------
BALANCE, June 30, 1999....    9,620,084   $  9,620       272,500   $(2,263,428)  $19,269,338   $ 10,029,114   $ 27,044,644
                            ===========   ========   ===========   ===========   ===========   ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

                                                        1997            1998            1999
                                                        ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings (loss).............................  $   (844,897)   $  2,953,005    $  3,245,473
  Adjustments to reconcile net income to net cash
     provided by operating activities--
       Depreciation...............................     4,324,563       5,530,670       4,093,826
       Amortization...............................     2,348,441       3,554,941       4,234,368
       Special charges............................     1,879,887              --              --
       Loss (gain) on disposal of assets..........       (58,474)         20,977          37,750
       Change in deferred taxes...................     3,665,298       2,667,894       1,931,469
       Other long-term assets and liabilities.....       888,802      (2,343,445)       (565,043)
       Changes in operating assets and
          liabilities--
          Accounts receivable.....................       116,617         824,165         700,360
          Inventory...............................         2,002        (639,639)     (1,443,161)
          Prepaids and other......................      (478,841)        460,317        (797,498)
          Accounts payable, trade.................    (1,959,827)        562,416        (785,546)
          Accrued compensation and employee
            benefits..............................    (1,103,723)        148,060         (73,578)
          Other current liabilities...............       187,163        (116,185)        369,520
                                                    ------------    ------------    ------------
            Net cash provided by operating
               activities.........................     8,967,011      13,623,176      10,947,940
                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets................       108,480         775,709          72,222
  Purchases of property and equipment.............    (3,993,969)     (5,326,294)     (7,471,569)
  Business acquisitions, net of cash acquired.....   (10,168,931)    (25,501,498)     (7,553,299)
  Change in restricted cash.......................       400,000              --              --
                                                    ------------    ------------    ------------
            Net cash used by investing
               activities.........................   (13,654,420)    (30,052,083)    (14,952,646)
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......    15,732,277              --              --
  Proceeds from borrowings........................    27,805,155      23,716,037      19,688,470
  Principal payments on loans.....................   (28,361,153)     (8,249,909)    (13,784,798)
  Prepayment of promissory note...................    (1,720,000)             --              --
  Dividends paid..................................   (11,365,467)             --              --
  Purchase of treasury shares.....................            --              --      (2,263,428)
     Net cash provided by financing activities....     2,090,812      15,466,128       3,640,244
                                                    ------------    ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........    (2,596,597)       (962,779)       (364,462)
CASH AND CASH EQUIVALENTS, beginning of period....     4,148,546       1,551,949         589,170
                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period..........  $  1,551,949    $    589,170    $    224,708
                                                    ============    ============    ============

   The accompanying notes are an integral part of these financiaL statements.

                       VALLEY NATIONAL GASES INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1999

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

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                        1998          1999
                                                        ----          ----
Hardgoods..........................................  $7,651,443    $ 9,753,794
Gases..............................................   1,080,391      1,420,201
                                                     ----------    -----------
                                                     $8,731,834    $11,173,995
                                                     ==========    ===========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties while leasehold improvements are amortized over the shorter of their useful life or the term of the lease as follows:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  10-25
Cylinders...................................................  12-30
Equipment other than cylinders..............................   5-7
Transportation equipment....................................   3-7
Furniture and fixtures......................................   3-7

     The cost of maintenance and repairs is charged to operations as incurred. Major renewals and betterments are capitalized.

     Effective July 1, 1998, the Company changed its estimate of the useful lives of its acetylene and high pressure cylinders from 12 to 30 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in 1999 by approximately $2.3 million and increasing net earnings by $1.3 million or $.14 per share.

     The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufacturers and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately four hundred thousand cylinders.

INTANGIBLES

     Intangibles consist of non-competition agreements, goodwill, consulting agreements and deferred loan origination costs. Costs pursuant to non-competition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Goodwill represents costs in excess of net assets of businesses acquired and is amortized on a straight-line basis over 15 to 20 years. The Company assesses the recoverability of goodwill by determining whether it can be recovered through projected undiscounted cash flows. Consulting agreements are entered into with the owners of various businesses acquired by the Company and require such owners to be available to perform services upon the Company's request. Consulting payments are made regardless of the number of hours of service performed and are payable to the consultant's successor upon death. Consulting costs are amortized over the term of the agreement. Deferred loan origination costs are amortized over the term of the related debt.

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

EARNINGS PER SHARE

     In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

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

     The estimated fair values of the Company's financial instruments as of June 30, 1999 are as follows:

                                                     CARRYING         FAIR
                                                      AMOUNT          VALUE
                                                     --------         -----
Cash and cash equivalents.........................  $   224,708    $   224,708
Long-term debt....................................   62,536,133     59,535,077

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates which are based upon current market rates.

     The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At June 30, 1999 and 1998 the Company had four interest rate swap agreements outstanding that effectively convert a notional amount of $30.0 million from floating rates to fixed rates. These agreements mature from December 2002 through January 2005. The Company would have received $486,265 and $135,814 to settle its interest rate swap agreements at June 30, 1999 and 1998, respectively, representing the excess of fair value over the carrying cost of these agreements. Fair value was estimated by obtaining quotes from brokers.

     The net payments or receipts under interest rate swap agreements are recorded as part of interest expense and are not significant.

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                              FOR THE YEAR ENDED JUNE 30,
                                         --------------------------------------
                                            1997          1998          1999
                                            ----          ----          ----
Cash paid for certain items--
  Cash payments for interest...........  $2,008,482    $3,480,336    $3,143,083
  Cash payments for income taxes.......          --     1,927,755     1,323,545
Noncash financing activities--
  Conversion of debt to equity.........   1,080,000            --            --

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

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

     During fiscal 1999, the Company purchased five businesses. The largest of these acquisitions and their effective dates included Altoona Welding Supply, Inc. (September 1998), Keen Welding Supply, Inc (January 1999), Dlouhy Welding Supply, Inc. (January 1999) and Holshoy Welding Supply, Inc. (March 1999). The aggregate purchase price for all acquisitions amounted to approximately $7,777,000.

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

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                 1997           1998           1999
                                                 ----           ----           ----
Cash paid...................................  $10,676,499    $22,779,806    $ 5,578,952
Notes issued to sellers.....................   10,822,187      2,727,800      2,198,360
Notes payable and capital leases assumed....      405,674        847,530          7,027
Other liabilities assumed and acquisition
  costs.....................................    6,511,927      6,867,803      2,368,857
                                              -----------    -----------    -----------
Total purchase price allocated to assets
  acquired..................................  $28,416,287    $33,222,939    $10,153,196
                                              ===========    ===========    ===========

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 1998 and 1999, illustrate the estimated effects of the 1998 and 1999 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                              YEAR ENDED JUNE 30,
                                                          ----------------------------
                                                              1998            1999
                                                              ----            ----
Net sales...............................................  $104,510,000    $107,205,000
Net income before income taxes..........................     4,636,000       5,130,000
Pro forma net income....................................     2,735,000       2,975,000
Pro forma net income per share..........................          0.28            0.31

4.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 1997, 1998 and 1999.

5.  INTANGIBLE ASSETS:

     Intangible assets were recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of the assets as disclosed below:

                              AMORTIZATION    ORIGINAL     ACCUMULATED     BALANCE AT      BALANCE AT
                                 PERIOD         COST       AMORTIZATION   JUNE 30, 1999   JUNE 30, 1998
                              ------------    --------     ------------   -------------   -------------
Non-competition
  agreements................    2-7 years    $13,413,291   $ 5,155,868     $ 8,257,423     $ 8,055,827
Consulting agreements.......    1-5 years      2,721,136     2,014,453         706,683       1,260,972
Goodwill....................  15-20 years     28,914,864     2,913,898      26,000,966      24,799,936
Other.......................   2-15 years        992,696       184,051         808,645         590,192
                                             -----------   -----------     -----------     -----------
                                             $46,041,987   $10,268,270     $35,773,717     $34,706,927
                                             ===========   ===========     ===========     ===========

6.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                               1998           1999
                                                               ----           ----
Revolving note, interest at LIBOR plus 1.875% payable
  monthly through January 2001. Secured by the assets of
  the Company.............................................  $26,831,036    $36,756,726
Term note, interest at LIBOR plus 1.875% payable monthly
  through October 2003. Secured by the assets of the
  Company.................................................   13,431,245     10,872,905
Note payable, interest at 6.6% payable annually through
  October 2003. Secured by certain assets of the
  Company.................................................    4,098,447      3,415,372
Individuals and corporations, mortgages and notes,
  interest at 3.7% to 10.00%, payable at various dates
  through 2010............................................  $10,087,261    $11,648,116
                                                            -----------    -----------
                                                             54,447,989     62,693,119
Original issue discount...................................     (180,406)      (156,986)
Current maturities........................................   (5,611,714)    (6,294,130)
                                                            -----------    -----------
  Total long-term debt....................................  $48,655,869    $56,242,003
                                                            ===========    ===========

     Prime rate was 8.50% at June 30, 1998 and 7.75% at 1999, respectively. LIBOR rate was 5.656% and 5.21% at June 30, 1998 and 1999, respectively.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.9% as of June 30, 1999. As of June 30, 1999, availability under the revolving loan was approximately $29.9 million, with outstanding borrowings of approximately $36.8 million and outstanding letters of credit of approximately $8.6 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of June 30, 1999, the Company was not in compliance with the fixed charge covenant and obtained a waiver for the noncompliance.

     The schedule of maturities as amended for the new credit agreements for the next five years and thereafter is as follows as of June 30, 1999:

              FISCAL YEAR ENDING JUNE 30,
              ---------------------------
     2000..............................................  $ 6,294,130
     2001..............................................   42,543,728
     2002..............................................    5,569,988
     2003..............................................    4,531,440
     2004..............................................    2,208,285
     Thereafter........................................    1,388,562
                                                         -----------
     Total.............................................  $62,536,133
                                                         ===========

7.  PENSION PLANS:

     The Company sponsors a defined contribution pension plan for employees. All employees are eligible to participate in the Company-sponsored plan after meeting the age and service requirements. Contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $467,028, $532,345 and $624,272 respectively, in fiscal year 1997, 1998 and 1999.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional contributions to the pension plan. In 1997, 1998 and 1999, the amount of additional contributions to be distributed to the employees' pension plan amounted to $111,155, $49,180 and $55,964 respectively.

     Certain management employees were covered by unfunded deferred compensation agreements. These deferred compensation agreements were terminated in connection with the initial public offering. Additionally, certain management employees are also provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the deferred compensation and supplemental retirement benefits plans charged to expense were $33,143, $34,929 and $32,000 respectively, in fiscal year 1997, 1998 and 1999.

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

                                                          YEAR ENDED JUNE 30,
                                                ---------------------------------------
                                                   1997           1998          1999
                                                   ----           ----          ----
Net earnings (loss) available for common stock
  for per common share computation (1997 pro
  forma--see Note 15).........................  $(2,275,199)   $2,953,005    $3,018,295
                                                ===========    ==========    ==========
Basic earnings (loss) per common share:
Weighted average common shares................    7,573,005     9,620,084     9,530,961
                                                ===========    ==========    ==========
Basic earnings (loss) per common share........  $     (0.30)   $     0.31    $     0.32
                                                ===========    ==========    ==========
Diluted earnings (loss) per common share:
Weighted average common shares................    7,573,005     9,620,084     9,530,961
Shares issuable from assumed conversion of
  common stock Equivalents....................        2,681        47,004            --
Shares assumed outstanding to support S
  distribution................................      930,407            --            --
                                                -----------    ----------    ----------
Weighted average common and common equivalent
  shares......................................    8,506,093     9,667,088     9,530,961
                                                ===========    ==========    ==========
Diluted earnings (loss) per common share......  $     (0.27)   $     0.31    $     0.32
                                                ===========    ==========    ==========

9.  LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2009, with options to renew for periods of three to five years. Lease expenses charged to operations were $ 2,140,442, $3,077,938 and $3,416,233 respectively, in fiscal year 1997, 1998 and 1999.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

FISCAL YEAR ENDING JUNE 30,                     REAL ESTATE    EQUIPMENT       TOTAL
---------------------------                     -----------    ---------       -----
     2000.....................................  $ 2,756,794    $136,584     $ 2,893,378
     2001.....................................    2,664,979     136,584       2,801,563
     2002.....................................    2,621,949     136,584       2,758,533
     2003.....................................    2,493,323     135,684       2,629,007
     2004.....................................    2,335,260     125,784       2,461,044
                                                -----------    --------     -----------
     Totals...................................  $12,872,305    $671,220      13,543,525
                                                ===========    ========     ===========

10.  RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                    1997          1998          1999
                                                    ----          ----          ----
Transactions--
  Lease of buildings and equipment.............  $1,623,390    $2,111,633    $2,212,887
  Rental of aircraft...........................      87,100        98,402        87,432
Purchases of acetylene and services............     104,616            --            --
Sales of material and services.................         193         1,821            --
Balances--
  Notes payable................................   4,781,521     4,098,447            --

     The Company has entered into a master lease agreement for virtually all of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $2,027,811 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

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

     Pursuant to the Consulting Agreement, the Company also retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, to support Mr. Indelicato in providing consulting services. The Company pays Mr. Indelicato a monthly retainer fee of $4,000, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 1998 and 1999 totaled $339,346 and $239,984, respectively. This agreement has a one year term and can be renewed upon the agreement of both parties.

     As of June 30, 1997 and 1998, the Company had a note payable to a former owner of an acquired company who served as a member of the board of directors of the Company.

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

     The following summarizes the activity under the 1997 Plan:

                                                        EXERCISE PRICE        NUMBER OF
                                                          PER SHARE       SHARES OUTSTANDING
                                                        --------------    ------------------
Outstanding, June 30, 1996............................     $    --                   --
                                                           -------             --------
  Granted.............................................        8.00              175,000
  Vested..............................................          --                   --
                                                           -------             --------
  Exercised...........................................          --                   --
                                                           -------             --------
  Expired or terminated...............................          --                   --
                                                           -------             --------
Outstanding, June 30, 1997............................        8.00              175,000
                                                           =======             ========
  Granted.............................................      10.375                2,500
  Vested..............................................          --                   --
  Exercised...........................................          --                   --
  Expired or terminated...............................        8.00                  500
                                                           -------             --------
Outstanding, June 30, 1998............................        8.03              177,000
                                                           =======             ========
  Granted.............................................       5.625               66,400
  Vested..............................................          --                   --
  Exercised...........................................          --                   --
  Expired or terminated...............................        7.78               11,000
Outstanding, June 30, 1999............................     $  7.36              232,400
                                                           -------             --------
Exercisable, June 30, 1999............................        8.00               25,000
                                                           -------             --------

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

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                   1997           1998          1999
                                                   ----           ----          ----
Net income (loss)
  As reported.................................  $(2,275,199)   $2,953,005    $3,018,295
  Pro forma...................................   (2,327,627)    2,714,048     2,747,208
Earnings (loss) per share assuming dilution
  As reported.................................  $     (0.27)   $     0.31    $     0.32
  Pro forma...................................  $     (0.27)   $     0.28    $     0.29

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                           1997       1998       1999
                                                           ----       ----       ----
Risk-Free Interest Rate.................................     6.85%      6.00%      4.75%
Expected Lives..........................................  7 years    7 years    7 years
Expected Dividend Yield.................................     0.00%      0.00%      0.00%
Expected Volatility.....................................    34.00%     31.00%     41.00%

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

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                      1997
                                                              --------------------
                                                                AMOUNT       RATE
                                                                ------       ----
Loss for the period as a C corporation......................  $ (586,755)   (100.0)%
                                                              ==========    ======
Benefit at federal statutory rate...........................  $ (199,497)    (34.0)%
State income benefit, net of federal tax benefit............     (35,205)     (6.0)%
                                                              ----------    ------
                                                                (234,702)    (40.0)%
                                                                            ======
Provision for change in tax status to C Corporation.........   3,900,000
                                                              ----------
Provision for income taxes..................................  $3,665,298
                                                              ==========

                                                                     1998
                                                              ------------------
                                                                AMOUNT      RATE
                                                                ------      ----
Federal statutory rate......................................  $1,701,732    34.0%
State taxes, net of federal benefit.........................     300,306     6.0%
Nondeductible goodwill......................................      86,907     1.8%
Other.......................................................     (36,357)   (0.8)%
                                                              ----------    ----
Provision for income taxes..................................  $2,052,088    41.0%
                                                              ==========    ====

                                                                     1999
                                                              ------------------
                                                                AMOUNT      RATE
                                                                ------      ----
Federal statutory rate......................................  $1,902,969    34.0%
State taxes, net of federal benefit.........................     335,818     6.0%
Nondeductible goodwill......................................     114,870    2.05%
Other.......................................................      (3,487)   (.05)%
                                                              ----------    ----
Provision for income taxes..................................  $2,350,170    42.0%
                                                              ==========    ====

     The provision for income taxes as shown in the accompanying statement of operations, including the following components for the year ended June 30.

                                                    1997          1998          1999
                                                    ----          ----          ----
Current provision--
  Federal......................................  $       --    $  896,295    $  512,027
  State........................................          --        73,904        90,358
                                                 ----------    ----------    ----------
Total current provision........................  $       --    $  970,199    $  602,385
                                                 ==========    ==========    ==========
Deferred (benefit) provision Federal (benefit)
  provision....................................    (199,497)      919,606     1,485,618
  State (benefit) provision....................     (35,205)      162,283       262,167
                                                 ----------    ----------    ----------
  Total deferred (benefit) provision...........    (234,702)    1,081,889     1,747,785
Provision for change in tax status to C
  corporation..................................   3,900,000            --            --
                                                 ----------    ----------    ----------
Provision for income taxes.....................  $3,665,298    $2,052,088    $2,350,170
                                                 ==========    ==========    ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at June 30, 1997, 1998 and 1999 were as follows:

                                                  1997           1998           1999
                                                  ----           ----           ----
Deferred tax assets..........................  $ 1,339,835    $ 1,499,920    $ 1,968,781
Deferred tax liabilities.....................   (5,005,133)    (7,433,112)    (9,833,442)
                                               -----------    -----------    -----------
Net deferred tax liability...................  $(3,665,298)   $(5,933,192)   $(7,864,661)
                                               ===========    ===========    ===========
Consisting of--
  Basis difference of property...............  $(4,543,174)   $(6,829,178)   $(9,466,506)
  Basis difference of inventory..............      114,044        138,645        190,321
  Financial reserves not currently deductible
     for tax purposes........................      (52,907)      (110,290)       182,929
  Amortization of intangibles................      381,187        630,476        874,453
  Unearned revenue...........................      200,850        237,155        354,142
  Net operating loss carryforward............      234,702             --             --
                                               -----------    -----------    -----------
                                               $(3,665,298)   $(5,933,192)   $(7,864,661)
                                               ===========    ===========    ===========

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

          The 235,000 shares subject to the above mentioned provisions of the Weldco Purchase Agreement have been classified as redeemable common stock in the accompanying balance sheet as of June 30, 1998. The Company redeemed and placed into treasury subject to these provisions 222,500 shares during fiscal year 1999. There were no shares outstanding subject to these provisions as of June 30, 1999.

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

16.  SUBSEQUENT EVENTS:

     On July 27, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol VLG. Prior to that date, the Company's stock was traded on the Nasdaq Stock Market under the symbol VNGI.

     On September 3, 1999, the Company entered into a purchase and sale agreement to acquire an industrial gas and welding supply distributor with sales of approximately $2.5 million. The Company expects this transaction to be completed within 30 days. This transaction is expected to be financed with borrowings under the credit facility and notes with the Seller.

     On September 15, 1999, the Company entered into an amendment to its credit agreement with the participating banks, whereby covenants were adjusted for the periods ending September 30 and December 31, 1999.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                 QUARTER ENDED
                                              ----------------------------------------------------
                                              SEPTEMBER 30     DECEMBER 31     MARCH 31    JUNE 30
                                              ------------     -----------     --------    -------
                                                                 (IN THOUSANDS)
Fiscal 1999--
  Net sales.................................    $23,209          $24,617       $28,027     $26,417
  Gross profit..............................     12,939           13,413        15,316      14,271
  Net earnings..............................        841              732         1,065         380
  Basic earnings per share..................       0.09             0.08          0.08        0.11
  Diluted earnings per share................       0.09             0.08          0.11        0.04

Fiscal 1998--
  Net sales.................................     20,621           23,890        25,795      24,724
  Gross profit..............................     11,147           12,901        13,977      12,592
  Net earnings..............................        824            1,019          1035          75
  Basic earnings per share..................       0.09             0.11          0.11        0.01
  Diluted earnings per share................       0.09             0.11          0.11        0.01

                       VALLEY NATIONAL GASES INCORPORATED

                               OPERATING BRANCHES

                            CITY                                  STATE
                            ----                                  -----
Dover.......................................................  Delaware
New Castle..................................................  Delaware
Ashland.....................................................  Kentucky
Prestonsburg................................................  Kentucky
Easton......................................................  Maryland
Glen Burnie.................................................  Maryland
Salisbury...................................................  Maryland
Leland......................................................  North Carolina
Thorofare...................................................  New Jersey
Cambridge...................................................  Ohio
Cincinnati..................................................  Ohio
Columbus....................................................  Ohio
Dayton......................................................  Ohio
Girard......................................................  Ohio
Hamilton....................................................  Ohio
Lima........................................................  Ohio
Marietta....................................................  Ohio
Massillon...................................................  Ohio
Sharonville.................................................  Ohio
Steubenville................................................  Ohio
Plain City..................................................  Ohio
Toledo......................................................  Ohio
Zanesville..................................................  Ohio
Altoona.....................................................  Pennsylvania
Chambersburg................................................  Pennsylvania
Charleroi...................................................  Pennsylvania
Clarion.....................................................  Pennsylvania
Clearfield..................................................  Pennsylvania
Conshohocken................................................  Pennsylvania
Cranberry...................................................  Pennsylvania
Croydon.....................................................  Pennsylvania
Falls Creek.................................................  Pennsylvania
Greensburg..................................................  Pennsylvania
Indiana.....................................................  Pennsylvania
Johnstown...................................................  Pennsylvania
New Castle..................................................  Pennsylvania
Philipsburg.................................................  Pennsylvania
Pittsburgh..................................................  Pennsylvania
Punxsutawney................................................  Pennsylvania
St. Marys...................................................  Pennsylvania
Uniontown...................................................  Pennsylvania
Washington..................................................  Pennsylvania
West Mifflin................................................  Pennsylvania
Johnson City................................................  Tennessee

                            CITY                                  STATE
                            ----                                  -----
Bluefield...................................................  Virginia
Beckley.....................................................  West Virginia
Charleston..................................................  West Virginia
Fairmont....................................................  West Virginia
Friendly....................................................  West Virginia
Huntington..................................................  West Virginia
Parkersburg.................................................  West Virginia
Wheeling....................................................  West Virginia
Wilkenson...................................................  West Virginia
Milwaukee...................................................  Wisconsin

    Specific information on location of branches and their telephone numbers is available at the Company's website WWW.VNGAS.COM.

                               INDEX TO EXHIBITS

 3.1     Articles of Amendment.*
 3.2     Bylaws.*
 4.1     Form of Certificate for Common Stock.*
10.1     Amended and Restated Credit Agreement dated January 23, 1998 between the Company and Bank One, Indiana NA, as agent.**
10.2     Master Lease Agreement dated as of November 1, 1996 between the Company and West
         Rentals, Inc.*
10.3     Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the
         Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West
         Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained
         Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E.
         West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity
         Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West
         Grantor Retained Annuity Trust #6 and Praxair, Inc.*
10.4     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         Lawrence E. Bandi.*+
10.5     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         John R. Bushwack.*+
10.6     Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits.*+
10.7     Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits.*+
10.8     Agreement dated March 16, 1994 between the Company and William A. Indelicato providing for certain consulting payments.*+
10.9     Purchase and Sale Agreement made as of September 27, 1996 by and between Weldco,
         Inc., R.H. Kraemer, R. Bruce Kraemer, William Bott, Linda Bott, Krabo Limited, Ltd.,
         the Company and West Rentals, Inc.*
10.10    Lease Agreement dated as of November 1, 1995 between the Company and Acetylene
         Products, Inc.*
10.11    1997 Stock Option Plan.*
10.12    Real Estate Sale Agreement dated April 24, 1996 between the Company and West
         Rentals, Inc.*
10.13    Trailer Lease Agreement dated November 20, 1995 between the Company and West
         Rentals, Inc.*
10.14    Trailer Lease Agreement dated September 8, 1992 between the Company and West
         Rentals, Inc.*
10.15    Trailer Lease Agreement dated May 29, 1996 between the Company and West Rentals,
         Inc.*
10.16    Agreement dated July 1, 1999 between the Company and William A. Indelicato providing for certain consulting payments.+
10.17    First Amendment to Amended and Restated Credit Agreement dated September 15, 1999, between the Company and Bank One, Indiana NA, as agent.
21.1     Subsidiaries of Registrant.*
27.1     Financial Data Schedule for the year ended June 30, 1999.

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

                                  SCHEDULE II

                          VALLEY NATIONAL GASES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         Balance at    Charged to                  Balance at
                                                          beginning     costs and                    end of
 Period Ending                 Description                of period     expenses      Deductions      period
--------------------------------------------------------------------------------------------------------------
June 30, 1997     Allowance for uncollectible accounts    $140,000      $426,507      $(365,757)    $200,750
June 30, 1998     Allowance for uncollectible accounts    $200,750      $516,591      $(372,341)    $345,000
June 30, 1999     Allowance for uncollectible accounts    $345,000      $379,053      $ 269,072     $454,981