Form 10-Q
period 1999-09-30
VALLEY NATIONAL GASES INC
filed 1999-11-15
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      Yes  X       No
                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 12, 1999
              -----                         --------------------------------
    Common stock, $0.001 par value                        9,347,584


================================================================================

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I        FINANCIAL INFORMATION

     ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 1999
              and September 30, 1999                                              3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 1998 and 1999                      5

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 1998 and 1999                      6

              Notes to Condensed Consolidated Financial Statements                7

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                10


PART II       OTHER INFORMATION

     ITEM 6   Exhibits and Reports on Form 8-K                                   14

     SIGNATURES                                                                  15

     EXHIBIT INDEX                                                               16

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                                                                                June 30,              September 30,
                                                                                  1999                    1999
                                                                              -------------           -------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     224,708           $     376,012
    Accounts receivable, net of allowance for
       doubtful accounts of $454,981                                             11,960,059              12,068,153
    Inventory                                                                    11,173,995              11,423,288
    Prepaids and other                                                            1,965,966               1,911,917
                                                                              -------------           -------------

                  Total current assets                                           25,324,728              25,779,370
                                                                              -------------           -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                             49,786                  49,786
    Buildings and improvements                                                    4,413,900               4,458,130
    Equipment                                                                    56,906,554              57,536,917
    Transportation equipment                                                     10,172,945              10,422,155
    Furniture and fixtures                                                        4,102,422               4,150,194
                                                                              -------------           -------------

                  Total property, plant and equipment                            75,645,607              76,617,182

    Accumulated depreciation                                                    (29,857,130)            (30,901,872)
                                                                              -------------           -------------

                  Net property, plant and equipment                              45,788,477              45,715,310
                                                                              -------------           -------------

OTHER ASSETS:
    Intangibles, net of amortization of
      $10,268,270 and $11,351,429, respectively                                  35,773,717              34,723,804
    Deposits and other assets                                                     1,638,801               1,603,347
                                                                              -------------           -------------

                  Total other assets                                             37,412,518              36,327,151
                                                                              -------------           -------------

TOTAL ASSETS                                                                  $ 108,525,723           $ 107,821,831
                                                                              =============           =============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           June 30,              September 30,
                                                             1999                    1999
                                                         ------------            ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                 $  6,294,130            $  6,258,978
    Bank overdraft                                                 --               1,285,473
    Accounts payable, trade                                 4,418,974               3,460,446
    Accrued compensation and employee benefits              3,198,918               1,975,460
    Other current liabilities                               1,799,297               1,805,472
                                                         ------------            ------------

                  Total current liabilities                15,711,319              14,785,829

LONG-TERM DEBT, less current maturities                    56,242,003              55,841,155
DEFERRED TAX LIABILITY                                      7,864,661               7,864,661
OTHER LONG-TERM LIABILITIES                                 1,663,096               1,630,793
                                                         ------------            ------------

                  Total liabilities                        81,481,079              80,122,438
                                                         ------------            ------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares                                    9,620                   9,620
    Paid-in-capital                                        19,269,338              19,269,338
    Retained earnings                                      10,029,114              10,683,863
    Treasury stock at cost, 272,500 shares                 (2,263,428)             (2,263,428)
                                                         ------------            ------------

                  Total stockholders' equity               27,044,644              27,699,393
                                                         ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $108,525,723            $107,821,831
                                                         ============            ============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                        --------------------------------
                                                                            1998                 1999
                                                                        -----------          -----------
NET SALES                                                               $23,208,917          $26,447,077
COST OF PRODUCTS SOLD, excluding depreciation
and amortization                                                         10,270,048           12,579,421
                                                                        -----------          -----------
                  Gross profit                                           12,938,869           13,867,656
                                                                        -----------          -----------

EXPENSES:
    Operating and administrative                                          8,652,495            9,519,643
    Depreciation and amortization                                         1,972,662            2,178,323
                                                                        -----------          -----------
                  Total expenses                                         10,625,157           11,697,966
                                                                        -----------          -----------
                  Income from operations                                  2,313,712            2,169,690

INTEREST EXPENSE                                                            968,888            1,116,958
OTHER INCOME (EXPENSE) NET                                                   80,340               76,146
                                                                        -----------          -----------
EARNINGS BEFORE INCOME TAXES                                              1,425,164            1,128,878

PROVISION FOR INCOME TAXES                                                  584,317              474,129
                                                                        -----------          -----------
NET EARNINGS                                                            $   840,847          $   654,749
                                                                        ===========          ===========

BASIC EARNINGS PER SHARE                                                $      0.09          $      0.07
DILUTED EARNINGS PER SHARE                                                     0.09                 0.07
WEIGHTED AVERAGE SHARES:
   Basic                                                                  9,620,084            9,347,584
   Diluted                                                                9,631,620            9,347,584







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended
                                                                            September 30,
                                                                 ---------------------------------
                                                                     1998                 1999
                                                                 -----------           -----------
Net cash provided by operating activities                        $ 1,374,996           $ 1,607,985
                                                                 -----------           -----------

Cash flows from investing activities:
    Proceeds from disposal of assets                                      --                12,050
    Purchases of property and equipment                             (908,371)           (1,032,731)
    Business acquisitions, net of cash acquired                   (1,806,626)                   --
                                                                 -----------           -----------

                  Net cash used by investing activities
                                                                  (2,714,997)           (1,020,681)

Cash flows from financing activities:
    Proceeds from borrowings                                       4,113,901             3,713,793
    Principal payments on loans                                   (3,154,894)           (4,149,793)
                                                                 -----------           -----------

                  Net cash provided (used) by financing
                  activities                                         959,007              (436,000)
                                                                 -----------           -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (380,994)              151,304

CASH AND CASH EQUIVALENTS, beginning of period                       589,170               224,708
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                         $   208,176           $   376,012
                                                                 ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                   $   856,794           $   976,597
                                                                 ===========           ===========
    Cash payments for income taxes                               $    58,676           $   162,902
                                                                 ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                       Valley National Gases Incorporated


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

   The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                June 30,             September 30,
                                  1999                   1999
                              -----------            ------------
                                                     (Unaudited)
Hardgoods                     $ 9,753,794            $ 10,547,148
Gases                           1,420,201                 876,140
                              -----------            ------------
                              $11,173,995            $ 11,423,288
                              ===========            ============


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

   The Company changed the estimated useful life of cylinders as a result of thorough studies and analyses. The studies considered technological advances in cylinders, empirical data obtained from cylinder manufacturers and other industry experts and experience gained from the Company's maintenance of a cylinder population of approximately 400,000 cylinders.

3. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                                           June 30,              September 30,
                                                                                             1999                     1999
                                                                                          ----------             ------------
                                                                                                                (Unaudited)
Revolving note, interest at LIBOR plus 1.875% payable monthly through January
    2001. Secured by the assets of the Company                                            $36,756,726            $37,825,569
Termnote, interest at LIBOR plus 1.875% payable monthly through October 2003
    Secured by the assets of the Company                                                   10,872,905             10,233,323
Note payable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company                                                           3,415,372              3,415,372
Individuals and corporations, mortgages and notes, interest at 3.7% to 10.00%,
    payable at various dates through 2010                                                  11,648,116             10,777,161
                                                                                          -----------            -----------

                                                                                           62,693,119             62,251,425
                  Original issue discount                                                    (156,986)              (151,292)
                  Current maturities                                                       (6,294,130)            (6,258,978)
                                                                                          -----------            -----------

Total long-term debt                                                                      $56,242,003            $55,841,155
                                                                                          ===========            ===========


Prime rate was 8.25% and LIBOR was 5.38% at September 30, 1999.

    On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 7.3% as of September 30, 1999. As of September 30, 1999, availability under the revolving loan was approximately $29.0 million, with outstanding borrowings of approximately $37.8 million and outstanding letters of credit of approximately $8.5 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

4.  EARNINGS PER SHARE

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

   Options to purchase 232,400 shares of common stock were outstanding during the quarter ended September 30, 1999, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the period.


                                                                       Three Months Ended
                                                                          September 30,
                                                                 ------------------------------
                                                                    1998                1999
                                                                 ----------          ----------
Net earnings available for common stock                          $  840,847          $  654,749
                                                                 ==========          ==========

Basic earnings per common share:

Weighted average common shares                                    9,620,084           9,347,584
                                                                 ==========          ==========

Basic earnings per common share                                  $     0.09          $     0.07
                                                                 ==========          ==========

Diluted earnings per common share:

Weighted average common shares                                    9,620,084           9,347,584

Shares issuable from assumed conversion of
common stock equivalents                                             11,536                  --
                                                                 ----------          ----------

Weighted average common and common equivalent shares
                                                                  9,631,620           9,347,584
                                                                 ==========          ==========
Diluted earnings per common share
                                                                 $     0.09          $     0.07
                                                                 ==========          ==========


5.       SUBSEQUENT EVENTS

   On October 12, 1999 the Company acquired American Air Gases, Inc. and American Cryogenic Equipment and Services, Inc., welding supply distributors, combined, having approximately $2 million in annualized sales. Both transactions were financed through the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $103.8 million for the last twelve months. In fiscal 1999, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 15% of net sales.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 and 1998

   Net sales increased 14.0%, or $3.2 million, to $26.4 million from $23.2 million for the three months ended September 30, 1999 and 1998, respectively. Acquisitions made during the preceeding twelve months contributed $2.0 million of the increase in net sales, while same store sales increased $1.2 million. Same store sales increased 5.4% versus the same quarter last year. Gases and cylinder revenue represented 52.7% of net sales for the three months ended September 30, 1999, with hard goods representing 47.3%. In comparison, net sales for the three months ended September 30, 1998 reflected gases and cylinder revenue as 54.6% and hard goods as 45.4%. The increase in hard goods as a percentage of total net sales reflects, primarily, the improvement in same store sales and the impact of the product mix of acquisitions made over the last twelve months.

   Gross profit, which excludes depreciation and amortization, increased 7.2%, or $0.9 million, to $13.9 million from $13.0 million for the three months ended September 30, 1999 and 1998, respectively. This change is attributable, primarily, to the effect of acquisitions made during the past twelve months. Gross profit as a percentage of net sales was 52.4% for the three months ended September 30, 1999, compared to 55.7% for the three months ended September 30, 1998. This reflects a change in product mix as well as the effect of an increase in the cost of propane, which was approximately 40% higher than for the same period last year.

   Operating and administrative expenses increased 10.0%, or $.8 million, to $9.5 million from $8.7 million for the three months ended September 30, 1999 and 1998, respectively. Of this increase, $0.7 million was related to acquired businesses while base business increased $0.1 million. Operating and administrative expenses as a percentage of sales was 36.0% for the three months ended September 30, 1999, as compared to 37.3% for the same quarter in 1998, reflecting the effect of leveraging acquisitions made during the last twelve months and the Company's cost containment efforts.

   Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 1999 compared to the same period in 1998, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.1 million for the quarter, reflecting the financing of acquisitions made during the last twelve months.

   Net earnings decreased 22.1% to $655,000 for the three months ended September 30, 1999 compared to $841,000 for the prior year quarter.

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

   At September 30, 1999, the Company had working capital of approximately $11.0 million. Funds provided by operations for the three months ended September 30, 1999 were approximately $1.6 million. Funds used for investing activities were approximately $1.0 million for the three months ended September 30, 1999, consisting primarily of capital spending. Uses of funds from financing activities for the three months ended September 30, 1999 were approximately $0.4 million from net principal payments. The Company's cash balance increased $0.2 million during the three months to $0.4 million.

   On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.8% as of September 30, 1999. As of September 30, 1999, availability under the revolving loan was approximately $30.0 million, with outstanding borrowings of approximately $37.8 million and outstanding letters of credit of approximately $7.5 million. The credit facility is secured by all of the Company's assets.

    The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 1999 was $14.2 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

INTEREST RATE SENSITIVITY

   There was no change to the composition of the Company's fixed and variable rate long term debt during the quarter ended September 30, 1999. As of September 30, 1999 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 5.27%.

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

SUBSEQUENT EVENTS

   On October 12, 1999 the Company acquired American Air Gases, Inc. and American Cryogenic Equipment and Services, Inc., welding supply distributors, combined, having approximately $2 million in annualized sales. Both transactions were financed through the Company's credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

    On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    In June 1999, the FASB issued Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No 133." Both statements are effective for years beginning after June 15, 2000.

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

                  See the Exhibit Index on page 16.

        (b)       Reports on Form 8-K:

                  No reports on Form 8-K were made during the quarter.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VALLEY NATIONAL GASES INCORPORATED



November 15, 1999                          /s/ Robert D. Scherich
                                           -----------------------------------
                                           Robert D. Scherich
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------------------------------------------------------

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