Form 10-Q
period 1999-12-31
VALLEY NATIONAL GASES INC
filed 2000-02-11
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

        Yes ___x____                       No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at February 11, 2000
          -----                                 --------------------------------

Common stock, $0.001 par value                              9,347,584

================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS



                                                                                                            Page
                                                                                                            ----

PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 1999
                  and December 31, 1999                                                                       3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended December 31, 1998 and 1999                                               5

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended December 31, 1998 and 1999                                                 6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1998 and 1999                                                 7

                  Notes to Condensed Consolidated Financial Statements                                        8

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        11

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk                                 15


PART II           OTHER INFORMATION

     ITEM 4       Submission of Matters to a Vote of Security Holders                                        16

     ITEM 6       Exhibits and Reports on Form 8-K                                                           16

     SIGNATURES                                                                                              17

     EXHIBIT INDEX                                                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                              -----------                                        June 30,              December 31,
                                                                                   1999                   1999
                                                                              -------------           -------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     224,708           $     576,310
    Accounts receivable, net of allowance for doubtful accounts of
       $454,981 and $589,423, respectively
                                                                                 11,960,059              15,004,786
    Inventory                                                                    11,173,995              12,344,816
    Prepaids and other                                                            1,965,966               1,200,535
                                                                              -------------           -------------

                  Total current assets                                           25,324,728              29,126,447
                                                                              -------------           -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                             49,786                  82,786
    Buildings and improvements                                                    4,413,900               4,797,685
    Equipment                                                                    56,906,554              64,221,263
    Transportation equipment                                                     10,172,945              11,451,899
    Furniture and fixtures                                                        4,102,422               4,407,523
                                                                              -------------           -------------

                  Total property, plant and equipment                            75,645,607              84,961,156

    Accumulated depreciation                                                    (29,857,130)            (32,035,042)
                                                                              -------------           -------------

                  Net property, plant and equipment                              45,788,477              52,926,114
                                                                              -------------           -------------

OTHER ASSETS:
    Intangibles, net of amortization of $10,268,270 and $12,372,686,
       respectively                                                              35,773,717              45,607,067
    Deposits and other assets                                                     1,638,801               1,616,044
                                                                              -------------           -------------

                  Total other assets                                             37,412,518              47,223,111
                                                                              -------------           -------------

TOTAL ASSETS                                                                  $ 108,525,723           $ 129,275,672
                                                                              =============           =============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


          LIABILITIES AND STOCKHOLDERS' EQUITY             June 30,               December 31,
          ------------------------------------               1999                    1999
                                                        -------------           --------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                $   6,294,130           $   7,386,591
    Bank overdraft                                                 --               2,062,667
    Accounts payable, trade                                 4,418,974               3,585,607
    Accrued compensation and employee benefits              3,198,918               2,178,835
    Other current liabilities                               1,799,297               2,691,101
                                                        -------------           -------------

                  Total current liabilities                15,711,319              17,904,801

LONG-TERM DEBT, less current maturities                    56,242,003              71,694,883
DEFERRED TAX LIABILITY                                      7,864,661               9,240,899
OTHER LONG-TERM LIABILITIES                                 1,663,096               1,800,770
                                                        -------------           -------------

                  Total liabilities                        81,481,079             100,641,353
                                                        -------------           -------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares                                    9,620                   9,620
    Paid-in-capital                                        19,269,338              19,269,338
    Retained earnings                                      10,029,114              11,618,789
    Treasury stock at cost, 272,500 shares                 (2,263,428)             (2,263,428)
                                                        -------------           -------------

                  Total stockholders' equity               27,044,644              28,634,319
                                                        -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 108,525,723           $ 129,275,672
                                                        =============           =============


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                        --------------------------------
                                                                           1998                 1999
                                                                        -----------          -----------

NET SALES                                                               $24,616,796          $30,380,990
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                         11,203,721           14,916,617
                                                                        -----------          -----------
                  Gross profit                                           13,413,075           15,464,373
                                                                        -----------          -----------

EXPENSES:
    Operating and administrative                                          9,085,593           10,443,269
    Depreciation and amortization                                         2,005,169            2,234,538
                                                                        -----------          -----------
                  Total expenses                                         11,090,762           12,677,807
                                                                        -----------          -----------
                  Income from operations                                  2,322,313            2,786,566

Interest expense                                                            969,142            1,178,950
OTHER INCOME (EXPENSE) NET                                                   50,676              102,211
                                                                        -----------          -----------
EARNINGS BEFORE INCOME TAXES                                              1,403,847            1,709,827

PROVISION FOR INCOME TAXES                                                  575,577              774,901
                                                                        -----------          -----------
NET EARNINGS                                                                828,270              934,926
                                                                        ===========          ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                         95,825                _____
                                                                        -----------          -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                 $   732,445          $   934,926
                                                                        ===========          ===========

BASIC EARNINGS PER SHARE                                                $      0.08          $      0.10
DILUTED EARNINGS PER SHARE                                                     0.08                 0.10
WEIGHTED AVERAGE SHARES:
   Basic                                                                  9,618,985            9,347,584
   Diluted                                                                9,618,985            9,347,584



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                        --------------------------------
                                                                            1998                 1999
                                                                        -----------          -----------

NET SALES                                                               $47,825,713          $56,828,067
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                         21,473,769           27,496,038
                                                                        -----------          -----------
                  Gross profit                                           26,351,944           29,332,029
                                                                        -----------          -----------

EXPENSES:
    Operating and administrative                                         17,738,088           19,962,912
    Depreciation and amortization                                         3,977,831            4,412,861
                                                                        -----------          -----------
                  Total expenses                                         21,715,919           24,375,773
                                                                        -----------          -----------
                  Income from operations                                  4,636,025            4,956,256

Interest expense                                                          1,938,030            2,295,908
OTHER INCOME (EXPENSE) NET                                                  131,016              178,357
                                                                        -----------          -----------
EARNINGS BEFORE INCOME TAXES                                              2,829,011            2,838,705

PROVISION FOR INCOME TAXES                                                1,159,895            1,249,030
                                                                        -----------          -----------

NET EARNINGS                                                              1,669,116            1,589,675
                                                                        ===========          ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                         95,825               ______
                                                                        -----------          -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                 $ 1,573,291          $ 1,589,675
                                                                        ===========          ===========

BASIC EARNINGS PER SHARE                                                $      0.16          $      0.17
DILUTED EARNINGS PER SHARE                                                     0.16                 0.17
WEIGHTED AVERAGE SHARES                                                   9,619,535            9,347,584
DILUTED AVERAGE SHARES                                                    9,619,535            9,347,584




   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                            December 31,
                                                                 -----------------------------------
                                                                     1998                   1999
                                                                 ------------           ------------

Net cash provided by operating activities                        $  3,887,010           $  3,703,461
                                                                 ------------           ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                                       --                 18,879
    Purchases of property and equipment                            (3,092,055)            (2,815,076)
    Business acquisitions, net of cash acquired                    (1,806,626)            (9,711,214)
                                                                 ------------           ------------

                  Net cash used by investing activities
                                                                   (4,898,681)           (12,507,411)

Cash flows from financing activities:
    Proceeds from borrowings                                        7,863,901             16,642,189
    Principal payments on loans                                    (7,074,878)            (7,486,637)
    Purchase of treasury shares                                      (256,250)                    --
                                                                 ------------           ------------

                         Net cash provided by
                             financing activities                     532,773              9,155,552
                                                                 ------------           ------------

Net change in cash and cash equivalents                              (478,898)               351,602

Cash and cash equivalents, beginning of period                        589,170                224,708
                                                                 ------------           ------------

Cash and cash equivalents, end of period                         $    110,272           $    576,310
                                                                 ============           ============

Supplemental cash flow information:
    Cash payments for interest                                   $  1,241,550           $  2,171,338
                                                                 ============           ============
    Cash payments for income taxes                               $    968,084           $    875,615
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                      June 30,            December 31,
                                        1999                  1999
                                     -----------          ------------
                                                          (Unaudited)

                  Hardgoods          $ 9,753,794          $11,789,224
                  Gases                1,420,201              555,592
                                     -----------          -----------

                                     $11,173,995          $12,344,816
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

   During the six months ended December 31, 1999, the Company purchased four businesses. The largest of these acquisitions and the effective date was Lee's Gas Supply, Inc. (December 1999).

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                         Six Months Ended
                                                           December 31,
                                                               1999
                                                           -----------
                                                           (Unaudited)

Cash paid                                                  $ 9,816,036
Notes issued to sellers                                      2,000,000
Notes payable and capital leases assumed                     2,239,789
Other liabilities assumed and acquisition costs              3,150,000
                                                           -----------

Total purchase price allocated to assets acquired          $17,205,825
                                                           ===========


4. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                                           June 30,             December 31,
                                                                                            1999                    1999
                                                                                         ------------           ------------
                                                                                                                 (Unaudited)
Revolving note, interest at LIBOR plus 1.875% payable monthly through January
    2001. Secured by the assets of the Company                                           $ 36,756,726           $ 51,793,753
Term note, interest at LIBOR plus 1.875% payable monthly through October 2003
    Secured by the assets of the Company                                                   10,872,905              9,593,735
Note payable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company                                                           3,415,372              2,732,298
Individuals and corporations, mortgages and notes, interest at 3.7% to 10.00%,
    payable at various dates through 2010                                                  11,648,116             15,107,354
                                                                                         ------------           ------------

                                                                                           62,693,119             79,227,140
                  Original issue discount                                                    (156,986)              (145,666)
                  Current maturities                                                       (6,294,130)            (7,386,591)
                                                                                         ------------           ------------

Total long-term debt                                                                     $ 56,242,003           $ 71,694,883
                                                                                         ============           ============


Prime rate was 8.50% and LIBOR was 6.50% at December 31, 1999.

    On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.4% as of December 31, 1999. As of December 31, 1999, availability under the revolving loan was approximately $13.4 million, with outstanding borrowings of approximately $51.8 million and outstanding letters of credit of approximately $10.1 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 232,400 shares of common stock were outstanding during the six months and quarter ended December 31, 1999, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the period.

                                                                 Three Months Ended                   Six Months Ended
                                                                    December 31,                         December 31,
                                                            ----------------------------       -------------------------------
                                                               1998             1999                1998               1999
                                                               ----             ----                ----               ----

Net earnings available for common stock                     $  732,445       $   934,926        $  1,573,291       $ 1,589,675
                                                            ==========       ===========        ============       ===========

Basic earnings per common share:

Weighted average common shares                               9,618,985         9,347,584           9,619,535         9,347,584
                                                            ==========       ===========        ============       ===========

Basic earnings per common share                             $     0.08       $      0.10        $       0.16       $      0.17
                                                            ==========       ===========        ============       ===========

Diluted earnings per common share:

Weighted average common shares                               9,618,985         9,347,584           9,619,535         9,347,584

Shares issuable from assumed conversion of common
stock equivalents                                                   --                --                  --                --
                                                            ----------       -----------        ------------       -----------

Weighted average common and common equivalent shares         9,618,985         9,347,584           9,619,535         9,347,584
                                                            ==========       ===========        ============       ===========
Diluted earnings per common share                           $     0.08       $      0.10        $       0.16       $      0.17
                                                            ==========       ===========        ============       ===========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $111.3 million for the last twelve months. In fiscal 1999, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 15% of net sales.

   The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 45 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 1999 and 1998

   Net sales increased 23.4%, or $5.8 million, to $30.4 million from $24.6 million for the three months ended December 31, 1999 and 1998, respectively. Acquisitions made during the preceding twelve months contributed $3.3 million of the increase in net sales, while same store sales increased $2.5 million. Same store sales increased 10.1% versus the same quarter last year. Gases and cylinder revenue represented 56.7% of net sales for the three months ended December 31, 1999, with hard goods representing 43.3%. In comparison, net sales for the three months ended December 31 1998 reflected gases and cylinder revenue as 57.0% and hard goods as 43.0%.

   Gross profit, which excludes depreciation and amortization, increased 15.3%, or $2.0 million, to $15.5 million from $13.5 million for the three months ended December 31, 1999 and 1998, respectively. This change is attributable, primarily, to the effect of acquisitions made during the past twelve months. Gross profit as a percentage of net sales was 50.9% for the three months ended December 31, 1999, compared to 54.5% for the three months ended December 31, 1998. This reflects increased sales for lower margin equipment and consumables and higher product cost relating to propane, partially offset by modest improvements in other gas margins and cylinder rent. Propane costs for the second quarter were 53% higher than the same period last year while related sales prices increased 19% for the same period.

   Operating and administrative expenses increased 14.9%, or $1.3 million, to $10.4 million from $9.1 million for the three months ended December 31, 1999 and 1998, respectively. Of this increase, $1.1 million was related to acquired businesses while base business increased $0.2 million. Operating and administrative expenses as a percentage of sales was 34.4% for the three months ended December 31, 1999, as compared to 36.9% for the same quarter in 1998, reflecting the effect of leveraging acquisitions made during the last twelve months and the Company's cost containment efforts.

   Depreciation and amortization expense increased $0.2 million for the three months ended December 31, 1999 compared to the same period in 1998, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.2 million for the quarter, reflecting the financing of acquisitions made during the last twelve months.

   Net earnings increased 12.9% to $0.9 million for the three months ended December 31, 1999 compared to $0.8 million for the prior year quarter.

Comparison of Six Months Ended December 31, 1999 and 1998

   Net sales increased 18.8%, or $9.0 million, to $56.8 million from $47.8 million for the six months ended December 31, 1999 and 1998, respectively. Acquisitions made during the preceding twelve months contributed $5.3 million of the increase in net sales, while same store sales increased $3.7 million. Same store sales increased 7.8% versus the same period last year reflecting increased propane sales, a partial recovery in steel related markets and our efforts to improve service to our customers. Gases and cylinder revenue represented 54.8% of net sales for the six months ended December 31, 1999, with hard goods representing 45.2%. In comparison, net sales for the six months ended December 31, 1998 reflected gases and cylinder revenue as 55.6% and hard goods as 44.4%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 11.3%, or $3.0 million, to $29.3 million from $26.3 million for the six months ended December 31, 1999 and 1998, respectively. Acquisitions made during the preceding twelve months contributed $2.7 million of the increase in gross profit, while the gross profit in the base business increased $0.3 million. Gross profit as a percentage of net sales was 51.6% for the six months ended December 31, 1999, compared to 55.1% for the six months ended December 31, 1998. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 12.5%, or $2.2 million, to $20.0 million from $17.8 million for the six months ended December 31, 1999 and 1998, respectively. Of this increase, $1.8 million was related to acquired businesses and the remaining $0.4 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales was 35.1% for the six months ended December 31, 1999, as compared to 37.1% for the same period in 1998, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales offset by the effect of the decline in the same store sales.

   Depreciation and amortization expense increased $0.4 million for the six months ended December 31, 1999 compared to the same period in 1998, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.4 million for the six months, reflecting the financing of acquisitions made during the last twelve months, partially reduced by lower interest rates.

   Net earnings remained consistent at $1.6 million for the six months ended December 31, 1999 compared to $1.6 million, after accretion of redeemable common stock, for the same period last year.

YEAR 2000 COMPLIANCE

   Our Year 2000 compliance efforts were completed and we have experienced no problems to date with our internal automated systems as a result of Year 2000. In or before 1999, many of our critical suppliers and vendors indicated that they were, or would be, Year 2000 compliant during 1999. We have not experienced, and are not aware of, any Year 2000 problems affecting our critical suppliers and vendors. We cannot guarantee that our efforts will prevent a material adverse impact on our results of operations, financial condition or cash flow that might result from the failure of any key third party systems to accommodate the Year 2000 problem. We believe our efforts to address the Year 2000 issue will minimize possible negative consequences to Valley National Gases, Inc.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At December 31, 1999, the Company had working capital of approximately $11.2 million. Funds provided by operations for the six months ended December 31, 1999 were approximately $3.7 million. Funds used for investing activities were approximately $12.5 million for the six months ended December 31, 1999, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the six months ended December 31, 1999 were approximately $9.2 million from net borrowings. The Company's cash balance increased $0.4 million during the six months to $0.6 million.

   On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million.

The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company is currently working with its bank to extend the maturity of the revolver and expects to be completed with this effort by March 31, 2000. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.4% as of December 31, 1999. As of December 31, 1999, availability under the revolving loan was approximately $13.4 million, with outstanding borrowings of approximately $51.8 million and outstanding letters of credit of approximately $10.1 million. The credit facility is secured by all of the Company's assets.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 1999 was $17.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

    The Company has not yet quantified the impact of adopting Statement 133 on our financial statements. However, the Statement could increase volatility in earnings.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 1999. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.

   There was no change to the composition of the Company's fixed and variable rate long term debt or interest rate swaps during the six months ended December 31, 1999. As of December 31, 1999 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 5.95%.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on October 26, 1999 at 9:00 a.m., local time, at the McLure House, 1200 Market Street, Wheeling, West Virginia. The Annual Meeting was held for the purpose of
(a) electing three members of the Board of Directors to serve until the 2002 Annual Meeting and until their successors are elected, and (b) transacting such other business as may properly come before the Annual Meeting. The matter below was voted upon and approved:

Proposal No. 1 - Election of Directors:

   The following persons were duly elected to the Board by the stockholders for a term ending in 2002 and until their successors are elected and qualified:

           NOMINATION                     VOTES FOR               VOTES ABSTAINED
           ----------                     ---------               ---------------

       Gary E. West                       7,737,099                    -0-
                                          ---------                    ---
       John R. Bushwack                   7,737,099                    -0-
                                          ---------                    ---
       James P. Hart                      7,737,099                    -0-
                                          ---------                    ---


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



                                          VALLEY NATIONAL GASES INCORPORATED



February 11, 2000                         /s/ Robert D. Scherich
                                          -----------------------------------
                                          Robert D. Scherich
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