Form 10-Q
period 2000-03-31
VALLEY NATIONAL GASES INC
filed 2000-05-15
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


                                Yes   X       No
                                    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                      Outstanding at May 12, 2000
          -----                                      ---------------------------
Common stock, $0.001 par value                                 9,347,584

================================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION

     Item 1   Condensed Consolidated Balance Sheets as of June 30, 1999
              and March 31, 2000                                               3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1999 and 2000                       5
              Condensed Consolidated Statements of Operations for the
              Nine Months Ended March 31, 1999 and 2000                        6
              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended March 31, 1999 and 2000                        7
              Notes to Condensed Consolidated Financial Statements             8

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

     Item 3   Quantitative and Qualitative Disclosures About Market Risk      16

PART II  OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K                                16

     Signatures                                                               17

     Exhibit Index                                                            18

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     A S S E T S
                     -----------
                                                                               June 30,                March 31,
                                                                                 1999                    2000
                                                                             ------------            ------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                $    224,708            $  1,510,659
    Accounts receivable, net of allowance for
       doubtful accounts of $454,981 and
       $589,423, respectively                                                  11,960,059              16,658,645
    Inventory                                                                  11,173,995              13,234,819
    Prepaids and other                                                          1,965,966                 845,579
                                                                             ------------            ------------

                  Total current assets                                         25,324,728              32,249,702
                                                                             ------------            ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                           49,786                  33,000
    Buildings and improvements                                                  4,413,900               4,662,356
    Equipment                                                                  56,906,554              65,783,124
    Transportation equipment                                                   10,172,945              11,647,442
    Furniture and fixtures                                                      4,102,422               4,510,071
                                                                             ------------            ------------

                  Total property, plant and equipment                          75,645,607              86,635,993

    Accumulated depreciation                                                  (29,857,130)            (33,288,273)
                                                                             ------------            ------------

                  Net property, plant and equipment                            45,788,477              53,347,720
                                                                             ------------            ------------

OTHER ASSETS:
    Intangibles, net of amortization of $10,268,270
       and $13,566,909, respectively                                           35,773,717              44,741,976
    Deposits and other assets                                                   1,638,801               1,545,052
                                                                             ------------            ------------

                  Total other assets                                           37,412,518              46,287,028
                                                                             ------------            ------------

TOTAL ASSETS                                                                 $108,525,723            $131,884,450
                                                                             ============            ============

The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

     LIABILITIES AND STOCKHOLDERS' EQUITY                                            June 30,                March 31,
     ------------------------------------                                              1999                    2000
                                                                                   ------------            ------------
                                                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $  6,294,130            $  7,265,111
    Bank overdraft                                                                           --               1,114,624
    Accounts payable, trade                                                           4,418,974               3,688,786
    Accrued compensation and employee benefits                                        3,198,918               3,190,653
    Other current liabilities                                                         1,799,297               3,304,389
                                                                                   ------------            ------------

                  Total current liabilities                                          15,711,319              18,563,563

LONG-TERM DEBT, less current maturities                                              56,242,003              72,297,347
DEFERRED TAX LIABILITY                                                                7,864,661               9,240,899
OTHER LONG-TERM LIABILITIES                                                           1,663,096               1,876,933
                                                                                   ------------            ------------

                  Total liabilities                                                  81,481,079             101,978,742
                                                                                   ------------            ------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares                                                              9,620                   9,620
    Paid-in-capital                                                                  19,269,338              19,269,338
    Retained earnings                                                                10,029,114              12,890,178
    Treasury stock at cost, 272,500 shares                                           (2,263,428)             (2,263,428)
                                                                                   ------------            ------------

                  Total stockholders' equity                                         27,044,644              29,905,708
                                                                                   ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $108,525,723            $131,884,450
                                                                                   ============            ============

The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                      1999                   2000
                                                                                   -----------           ------------
NET SALES                                                                          $28,027,430            $36,822,963
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                                                12,711,518             18,654,262
                                                                                   -----------            -----------
                  Gross profit                                                      15,315,912             18,168,701
                                                                                   -----------            -----------

EXPENSES:

    Operating and administrative                                                    10,247,292             11,959,542
    Depreciation and amortization                                                    2,102,076              2,542,403
                                                                                   -----------            -----------
                  Total expenses                                                    12,349,368             14,501,945
                                                                                   -----------            -----------
                  Income from operations                                             2,966,544              3,666,756

INTEREST EXPENSE                                                                     1,002,027              1,476,451
OTHER INCOME (EXPENSE) NET                                                              62,958                 80,032
                                                                                   -----------            -----------
EARNINGS BEFORE INCOME TAXES                                                         2,027,475              2,270,337

PROVISION FOR INCOME TAXES                                                             831,264                998,948
                                                                                   -----------            -----------
NET EARNINGS                                                                         1,196,211              1,271,389
                                                                                   ===========            ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                                   131,353                     --
                                                                                   -----------            -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                            $ 1,064,858            $ 1,271,389
                                                                                   ===========            ===========

BASIC EARNINGS PER SHARE                                                           $      0.11            $      0.14
DILUTED EARNINGS PER SHARE                                                                0.11                   0.14
WEIGHTED AVERAGE SHARES:
   Basic                                                                             9,535,278              9,347,584
   Diluted                                                                           9,535,278              9,354,439

The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                   -----------------------------------
                                                                                       1999                   2000
                                                                                   ------------            -----------
NET SALES                                                                           $75,853,143            $93,651,031
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                                                 34,185,287             46,150,301
                                                                                   ------------            -----------
                  Gross profit                                                       41,667,856             47,500,730
                                                                                   ------------            -----------

EXPENSES:

    Operating and administrative                                                     27,985,380             31,924,054
    Depreciation and amortization                                                     6,079,907              6,955,264
                                                                                   ------------            -----------
                  Total expenses                                                     34,065,287             38,879,318
                                                                                   ------------            -----------
                  Income from operations                                              7,602,569              8,621,412

INTEREST EXPENSE                                                                      2,940,057              3,772,360
OTHER INCOME (EXPENSE) NET                                                              193,974                259,990
                                                                                   ------------            -----------
EARNINGS BEFORE INCOME TAXES                                                          4,856,486              5,109,042

PROVISION FOR INCOME TAXES                                                            1,991,159              2,247,978
                                                                                   ------------            -----------

NET EARNINGS                                                                          2,865,327              2,861,064
                                                                                   ============            ===========

ACCRETION OF REDEEMABLE COMMON STOCK                                                    227,178                     --
                                                                                   ------------            -----------
NET EARNINGS AVAILABLE FOR COMMON STOCK                                            $  2,638,149            $ 2,861,064
                                                                                   ============            ===========

BASIC EARNINGS PER SHARE                                                           $       0.28            $      0.31
DILUTED EARNINGS PER SHARE                                                                 0.27                   0.31
WEIGHTED AVERAGE SHARES                                                               9,591,646              9,347,584
DILUTED AVERAGE SHARES                                                                9,603,731              9,350,348

The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                 ------------------------------------
                                                                                     1999                    2000
                                                                                 ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  6,591,520            $  5,889,437
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                                    8,922                 231,545
    Purchases of property and equipment                                            (5,261,115)             (4,619,393)
    Business acquisitions, net of cash acquired                                    (7,496,390)             (9,752,174)
                                                                                 ------------            ------------

                  Net cash used by investing activities                           (12,748,583)            (14,140,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       17,824,049              21,453,074
    Principal payments on loans                                                    (9,500,939)            (11,916,538)
    Purchase of treasury shares                                                    (2,263,428)                     --
                                                                                 ------------            ------------

                         Net cash provided by
                             financing activities                                   6,059,682               9,536,536
                                                                                 ------------            ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (97,381)              1,285,951

CASH AND CASH EQUIVALENTS, beginning of period                                        589,170                 224,708
                                                                                 ------------            ------------

CASH AND CASH EQUIVALENTS, end of period                                         $    491,789            $  1,510,659
                                                                                 ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash payments for interest                                                   $  2,944,963            $  3,327,904
                                                                                 ============            ============
    Cash payments for income taxes                                               $  1,316,284            $    901,280
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory are as follows:

                                      June 30,              March 31,
                                        1999                  2000
                                     -----------           -----------
                                                           (Unaudited)
        Hardgoods                    $ 9,753,794           $12,237,335
        Gases                          1,420,201               997,484
                                     -----------           -----------

                                     $11,173,995           $13,234,819
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

     During the nine months ended March 31, 2000, the Company purchased five businesses. The largest of these acquisitions and the effective date was Lee's Gas Supply, Inc. (December 1999).

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                                     Nine Months
                                                                       Ended
                                                                      March 31,
                                                                        2000
                                                                     -----------
                                                                     (Unaudited)
        Cash paid                                                    $ 9,856,996
        Notes issued to sellers                                        2,000,000
        Notes payable and capital leases assumed
                                                                       2,239,789

        Other liabilities assumed and acquisition costs                3,150,000
                                                                     -----------
        Total purchase price allocated to assets acquired            $17,246,785
                                                                     ===========


4.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                                       June 30,                March 31,
                                                                                         1999                    2000
                                                                                      -----------             -----------
                                                                                                              (Unaudited)
Revolving note, interest at LIBOR plus 1.875%
     payable monthly through January 2001. Secured
     by the assets of the Company.                                                    $36,756,726             $53,881,202

Term note, interest at LIBOR plus 1.875% payable
     monthly through October 2003. Secured by the
     assets of the Company.                                                            10,872,905               8,954,150

Note payable, interest at 6.6% payable annually
     through October 2003. Secured by certain
     assets of the Company.                                                             3,415,372               2,732,298

Individuals and corporations, mortgages and
     notes, interest at 3.7% to 10.00%, payable at
     various dates through 2010.                                                       11,648,116              14,134,917
                                                                                      -----------             -----------

                                                                                       62,693,119              79,702,567
                  Original issue discount                                                (156,986)               (140,109)
                  Current maturities                                                   (6,294,130)             (7,265,111)
                                                                                      -----------             -----------

Total long-term debt                                                                  $56,242,003             $72,297,347
                                                                                      ===========             ===========


Prime rate was 9.0% and LIBOR was 6.0% at March 31, 2000.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.1% as of March 31, 2000. As of March 31, 2000, availability under the revolving loan was approximately $13.6 million, with outstanding borrowings of approximately $53.9 million and outstanding letters of credit of approximately $7.8 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     On May 1, 2000, the Company amended its credit facility with its banks. See
Note 6 for further discussion.

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

     Options to purchase 232,400 shares of common stock were outstanding during the nine months and quarter ended March 31, 2000, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the period.

                                                            Three Months Ended                           Nine Months Ended
                                                                  March 31,                                   March 31,
                                                      -------------------------------             --------------------------------
                                                         1999                 2000                   1999                  2000
                                                      ----------           ----------             ----------           -----------
Net earnings available for common
stock                                                 $1,064,858           $1,271,389             $2,638,149           $ 2,861,064
                                                      ==========           ==========             ==========           ===========

Basic earnings per common share:

Weighted average common shares                         9,535,278            9,347,584              9,591,656             9,347,584
                                                      ==========           ==========             ==========           ===========

Basic earnings per common share                       $     0.11           $     0.14             $     0.28           $      0.31
                                                      ==========           ==========             ==========           ===========

Diluted earnings per common share:

Weighted average common shares                         9,535,278            9,347,584              9,591,656             9,347,584

Shares issuable from assumed
conversion of common stock
equivalents                                                   --                6,855                 12,075                 2,764
                                                      ----------           ----------             ----------           -----------

Weighted average common and common
equivalent shares                                      9,535,278            9,354,439              9,603,731             9,350,348
                                                      ==========           ==========             ==========           ===========
Diluted earnings per common share                     $     0.11           $     0.14             $     0.27           $      0.31
                                                      ==========           ==========             ==========           ===========

6.   SUBSEQUENT EVENTS

     On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to May 1, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $120.1 million for the last twelve months. In fiscal 1999, gases accounted for approximately 40% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 15% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 46 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 and 1999

     Net sales increased 31.4%, or $8.8 million, to $36.8 million from $28.0 million for the three months ended March 31, 2000 and 1999, respectively. Acquisitions made during the preceeding twelve months contributed $4.4 million of the increase in net sales, while same store sales increased $4.4 million. Same store sales increased 15.6% versus the same quarter last year. Gases and cylinder revenue represented 57.5% of net sales for the three months ended March 31, 2000, with hard goods representing 42.5%. In comparison, net sales for the three months ended March 31, 1999 reflected gases and cylinder revenue as 57.4% and hard goods as 42.6%.

     Gross profit, which excludes depreciation and amortization, increased 18.6%, or $2.9 million, to $18.2 million from $15.3 million for the three months ended March 31, 2000 and 1999, respectively. Of this increase, $2.2 million was attributable to acquisitions made during the last twelve months. Same stores contributed an increase of $0.7 million versus the same quarter last year. Gross profit as a percentage of net sales was 49.3% for the three months ended March 31, 2000, compared to 54.6% for the three months ended March 31, 1999. Reduced gross profit as a percentage of sales for propane products reduced the total company average 4.4%. The balance of the change was primarily the result of changes in the mix of products sold. Propane costs averaged 100% higher for the quarter compared to the same quarter last year as sales per gallon increased 37%. The increase in propane cost for the quarter was consistent with industry changes in heating fuel costs. Gross profit as a percentage of sales, for propane products decreased 19% compared to the prior year quarter with gross profit decreasing $.04 per gallon.

     Operating and administrative expenses increased 16.7%, or $1.7 million, to $12.0 million from $10.3 million for the three months ended March 31, 2000 and 1999, respectively. Of this increase, $1.5 million was related to acquired businesses while base business increased $0.2 million. Operating and administrative expenses as a percentage of sales was 32.5% for the three months ended March 31, 2000, as compared to 36.6% for the same quarter in 1999. This reflects the effect of leveraging acquisitions made during the last twelve months, the before mentioned increase in same store sales and the Company's cost containment efforts.

     Depreciation and amortization expense increased $0.4 million for the three months ended March 31, 2000 compared to the same period in 1999, reflecting the increase from acquisitions made during the last twelve months.

     Interest expense increased $0.5 million for the quarter, reflecting the financing of acquisitions made during the last twelve months and increases in bank interest rates.

     Net earnings increased 19.4% to $1.3 million for the three months ended March 31, 2000 compared to $1.1 million after accretion of redeemable common stock for the prior year quarter.

Comparison of Nine Months Ended March 31, 2000 and 1999

     Net sales increased 23.5%, or $17.8 million, to $93.7 million from $75.9 million for the nine months ended March 31, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $9.7 million of the increase in net sales, while same store sales increased $8.1 million. Same store sales increased 10.7% versus the same period last year reflecting increased propane sales, a partial recovery in steel related markets and the Company's efforts to improve service to its customers. Gases and cylinder revenue represented 55.8% of net sales for the nine months ended March 31, 2000, with hard goods representing 44.2%. In comparison, net sales for the nine months ended March 31, 1999 reflected gases and cylinder revenue as 56.3% and hard goods as 43.7%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

     Gross profit, which excludes depreciation and amortization, increased 14.0%, or $5.8 million, to $47.5 million from $41.7 million for the nine months ended March 31, 2000 and 1999, respectively. Acquisitions made during the preceeding twelve months contributed $4.9 million of the increase in gross profit, while the gross profit in the base business increased $0.9 million. Gross profit as a percentage of net sales was 50.7% for the nine months ended March 31, 2000, compared to 54.9% for the nine months ended March 31, 1999. This change reflects, primarily, the effect of decreased gross profit, as a percentage of sales, for propane products.

     Operating and administrative expenses increased 14.1%, or $3.9 million, to $31.9 million from $28.0 million for the nine months ended March 31, 2000 and 1999, respectively. Of this increase, $3.3 million was related to acquired businesses and the remaining $0.6 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales was 34.1% for the nine months ended March 31, 2000, as compared to 36.9% for the same period in 1999, reflecting the addition of operating expenses related to acquired businesses as a percentage of sales and the effect of the increase in same store sales.

     Depreciation and amortization expense increased $0.9 million for the nine months ended March 31, 2000 compared to the same period in 1999, reflecting the increase from acquisitions made during the last twelve months.

     Interest expense increased $0.8 million for the nine months, reflecting the financing of acquisitions made during the last twelve months along with the increase in bank interest rates.

     Net earnings increased to $2.9 million for the nine months ended March 31, 2000 compared to $2.6 million, after accretion of redeemable common stock, for the same period last year.

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

     At March 31, 2000, the Company had working capital of approximately $13.7 million. Funds provided by operations for the nine months ended March 31, 2000 were approximately $5.9 million. Funds used for investing activities were approximately $14.1 million for the nine months ended March 31, 2000, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the nine months ended March 31, 2000 were approximately $9.5 million from net borrowings. The Company's cash balance increased $1.3 million during the nine months to $1.5 million.

     On February 5, 1998 the Company entered into an amended and restated credit facility with Bank One, as agent. The new credit facility increased the maximum revolving note borrowings to $75.3 million, including a letter of credit sublimit of $25.0 million, and refinanced the term note at the existing balance of $14.7 million. The new scheduled maturity date of the term note is October 4, 2003. The new scheduled maturity date of the revolving note is January 16, 2001. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.1% as of March 31, 2000. As of March 31, 2000, availability under the revolving loan was approximately $13.6 million, with outstanding borrowings of approximately $53.9 million and outstanding letters of credit of approximately $7.8 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to May 1, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 2000 was $16.9 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

SUBSEQUENT EVENTS

    On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to May 1, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement.

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

     There was no change to the composition of the Company's fixed and variable rate long term debt or interest rate swaps during the nine months ended March 31, 2000. As of March 31, 2000 the Company's average pay rate for these swaps was 5.51% compared to its average receive rate of 6.01%.


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

                                       VALLEY NATIONAL GASES INCORPORATED



May 15, 2000                           /s/ Robert D. Scherich
                                       -----------------------------------------
                                       Robert D. Scherich
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number   Description
--------------   -------------------------------------------------------------

3.1 Articles of Amendment of the Company, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-19973)

3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, as amended, (File No. 333-19973)

10.18 Second Amended and Restated Credit Agreement dated May 1, 2000, between the Company and Bank One, Indiana NA, as agent

27.1 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)