Form 10-K
period 2000-06-30
VALLEY NATIONAL GASES INC
filed 2000-09-25
CIK 1030715

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

       For the fiscal year ended June 30, 2000
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                 (304) 234-4460
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
------------------------------------------  -----------------------
 Common stock, $.001 par value per share    American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on September 1, 2000, as reported on the American Stock Exchange, was $9,246,208.

     As of September 15, 2000, the Company had outstanding 9,347,584 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 24, 2000 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                 PAGE NO.
----                                                                 --------
 1.    Business....................................................      1
 2.    Properties..................................................      7
 3.    Legal Proceedings...........................................      8
 4.    Submission of Matters to a Vote of Security Holders.........      8

                                   PART II
 5.    Market for the Company's Common Stock and Related
       Stockholder Matters.........................................      9
 6.    Selected Financial Data.....................................     10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     11
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................     16
 8.    Financial Statements and Supplementary Data.................     16
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures...................................     16

                                  PART III
10.    Directors and Executive Officers of the Company.............     17
11.    Executive Compensation......................................     18
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     19
13.    Certain Relationships and Related Transactions..............     19

                                   PART IV
14.    Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K....................................................     19

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

     Valley National Gases, Incorporated ("the Company") is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $126.1 million in fiscal 2000. In fiscal 2000, gases accounted for approximately 39% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

     The Company's gas operations consist primarily of the packaging and mixing of industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and the transportation of these cylinders to customers from one of the Company's 59 distribution and retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of the Company's cylinders. The Company owns approximately 475,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic tanks and propane tanks which are also rented to bulk gas customers. The Company owns approximately 18,000 bulk propane tanks and 360 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to aggressively pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 62 acquisitions. Since July 1, 1999, the Company has acquired five independent distributors, adding approximately $12 million in annualized sales. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Acquisitions will be financed primarily with borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of 62 distributors. The Company's acquisitions historically have been financed, and the Company expects that future acquisitions will be financed, primarily with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its common stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

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

     Competition for Acquisitions. In seeking to acquire distributors, the Company competes with the major industrial gas producers and national and regional gas distributors. The largest national distributor is Airgas, Inc. ("Airgas") which has been growing through acquisitions since the mid-1980's. The Company expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with the

Company for acquisitions. The Company believes that Praxair, Inc. and AGA Gas, Inc. are the only major industrial gas producers who are actively soliciting independent distributors for purchase at this time, but that each have self-imposed size and geographic constraints. The Company also believes that some major industrial gas producers have limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. The smaller, independent distributors with which the Company competes for acquisitions generally do not seek acquisitions beyond their immediate geographic region.

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

     Assimilation of Acquired Businesses. The Company believes that the effective assimilation of acquired businesses into the Company's existing operations is critical to the success of the Company's acquisition strategy. The Company has established a transition team under the direction of a Vice President of Acquisitions comprised of selected personnel with technical expertise in various areas, such as purchasing, accounting, operations and sales. This team has primary responsibility for converting the acquired business from its existing methods and practices to those used by the Company. A primary goal of the assimilation process is to instill the Company's culture into the new operations. The Company believes the ability to instill its culture provides a distinct and key competitive advantage. This is partly accomplished by requiring the adoption of uniform policies and procedures which support the Company's operational strategies.

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

     The Company strives to utilize to the fullest extent its existing management resources. The Company restructured certain management reporting relationships and areas of responsibility to place operating and financial responsibility at the local market level, thereby eliminating a layer of management and improving communication. These changes also allowed the Company to redirect the focus of certain key management members on important operating issues, such as system logistics, training, budgeting and overall operating performance, that are vital to managing the Company's growth.

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

     In fiscal 2000, the Company sold approximately seventeen million gallons of propane to approximately 26,000 residential, commercial and industrial users. Propane sales accounted for approximately 15% of net sales in fiscal 2000. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facility in West Mifflin, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2000, acetylene accounted for approximately 2% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 1998, 1999 and 2000 for each of the following products and services:

                                                         YEARS ENDED JUNE 30,
                                                         --------------------
                                                         1998    1999    2000
                                                         ----    ----    ----
Gases..................................................  38.5%   39.8%   39.3%
Welding equipment and supplies.........................  46.3    44.5    45.1
Cylinder rental and other..............................  15.2    15.7    15.6

CUSTOMERS

     The Company currently has more than 84,000 customers, none of which accounted for more than 1% of net sales in fiscal 2000. In fiscal 2000, approximately 13% of the Company's net sales were to metal production and fabrication customers. Other major industry categories represented by the Company's customer base include manufacturing at 16%, services at 10%, construction at 8%, health care at 6%, mining at 2%, and oil and chemicals at 2% of net sales. The customer base also includes smaller distributors who are in close proximity to one of the Company's larger packaging facilities and find it economically advantageous to source certain products from the Company.

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

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to the costs associated with the delivery of cylinders. Therefore, the estimated aggregate national market of $6 billion consists of hundreds of regional markets with an estimated size of $5 million to $100 million in annual sales. The Company believes the average market size is approximately $20 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 98 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with the Company's suppliers to address difficult or innovative customer application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. The Company believes that electronic commerce conducted through the internet, ("e-commerce"), will become an important method in attracting as well as maintaining some customers in the future. The Company plans to continue developments in this area.

     Smaller accounts are usually served from "walk in" retail locations, where the gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow the customer easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. The Company's advertising efforts are limited primarily to the residential propane market as management does not consider advertising to be a significant factor in generating sales in other markets.

COMPETITION

     Competition is almost always on a regional market basis and is based primarily on customer loyalty, service and, to a lesser extent, price. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. The Company competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey and Wisconsin. The Company believes it has a strong or leading position in most of the markets it serves.

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

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 62% of the Company's gas purchases in fiscal 2000. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 64 primary vendors, of which purchases from the top five vendors represented approximately 63% of total purchases in fiscal 2000. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

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

EMPLOYEES

     At June 30, 2000, the Company employed 660 people, of whom approximately 14% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 58% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

     The Company believes that continuing education is necessary for its employees to achieve and maintain the skills required to be effective in today's competitive environment. The Company provides a variety of training programs to its employees through modules maintained on the internet. This provides consistent, low-cost training across the entire organization. Key suppliers also provide employees product training relating primarily to welding and gas application technology.

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

PRODUCT LIABILITY AND INSURANCE

     The Company maintains insurance coverage which it believes to be adequate. The nature of the Company's business may subject it to product liability lawsuits. To the extent that the Company is subject to claims which exceed or are outside of its liability insurance coverage, such suits could have a material adverse effect on the Company. The Company has not suffered any material losses from such lawsuits in the past.

ITEM 2.  PROPERTIES

     The Company owns approximately 475,000 cylinders, 18,000 bulk propane tanks and 360 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 59 industrial gas and welding supply distribution locations in ten states, twenty-five of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of leased space in Wheeling, West Virginia.

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

ITEM 3.  LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company has not to date suffered any material loss as a result of any lawsuit. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on April 10, 1997 on the Nasdaq National Market under the symbol "VNGI". On July 27, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for the Company's common stock from July 1, 1999 to June 30, 2000 was:

YEAR ENDED JUNE 30, 2000:                                   HIGH       LOW
-------------------------                                  -------    ------
Fourth quarter...........................................  $ 6.000    $3.313
Third quarter............................................  $ 4.250    $3.125
Second quarter...........................................  $ 4.000    $3.000
First quarter............................................  $ 4.625    $3.125

YEAR ENDED JUNE 30, 1999:                                   HIGH       LOW
-------------------------                                  -------    ------
Fourth quarter...........................................  $ 4.625    $3.094
Third quarter............................................  $ 6.000    $4.625
Second quarter...........................................  $ 7.250    $5.625
First quarter............................................  $11.250    $7.125

     The reported last sale price of the company's common stock on the American Stock Exchange on September 15, 2000 was $4.25.

     On September 15, 2000, there were 114 record holders of the Company's common stock.

     The Company has not paid any cash dividends since its initial public offering, and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business.

     In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the company's capital stock without the bank's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 14.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 14 herein.

                                                           YEARS ENDED JUNE 30,
                                             -------------------------------------------------
                                              1996     1997(1)    1998       1999       2000
                                             -------   -------   -------   --------   --------
                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales................................  $53,612   $73,905   $95,031   $102,271   $126,080
  Depreciation and amortization (2)........    4,700     6,673     9,086      8,328      9,386
  Operating income.........................    5,000     4,493     7,848      9,458     11,263
  Interest expense.........................    1,561     2,158     3,116      4,114      5,334
  Income taxes (3).........................       --     3,655     2,052      2,350      2,836
  Net income (loss)........................    4,101      (845)    2,953      3,245      3,610
  Basic earnings per share.................                      $  0.31   $   0.32   $   0.39
  Diluted earnings per share...............                      $  0.31   $   0.32   $   0.39
Pro forma basic earnings (loss) per share
  (4)......................................  $  0.35   $ (0.30)
Pro forma diluted earnings (loss) per share
  (4)......................................  $  0.34   $ (0.27)
Weighted average shares
  Basic....................................                        9,620      9,531      9,348
  Diluted..................................                        9,667      9,531      9,353
Pro forma weighted average shares (5)
  Basic....................................    7,000     7,573
  Diluted..................................    7,267     8,506
Balance Sheet Data:
  Working capital..........................    7,218     9,685     7,183      9,613     11,268
  Total assets.............................   45,491    67,806    97,059    108,526    131,943
  Current portion of long-term debt........    2,737     3,928     5,612      6,294      7,065
  Long-term debt...........................   19,507    28,787    48,656     56,242     68,818
  Other non-current liabilities (3)........      590     5,317     7,302      9,528     12,169
  Stockholders' equity.....................   16,371    21,230    24,183     27,045     30,654

---------------
(1) Fiscal year 1997 includes special noncash charges of $1.9 million ($1.1 million net of taxes) related to the issuance of stock in conjunction with the Company's initial public offering to executives and a director to satisfy deferred compensation and consulting agreements.

(2) Effective July 1, 1998, the Company changed its estimate of useful lives for cylinders and tanks for depreciation purposes from 12 years to 30 years. Depreciation for fiscal year 1999 would have been $2.3 million higher without this change, which resulted in an increase in net earnings of $1.3 million or $0.14 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in eleven states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $126.1 million in fiscal 2000. In fiscal 2000, gases accounted for approximately 39% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of continuing trends.

                                                      AS A PERCENTAGE OF NET SALES
                                                           YEARS ENDED JUNE 30
                                                      -----------------------------
                                                       1998       1999       2000
                                                      -------    -------    -------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization......................................    46.7       45.3       48.8
                                                       -----      -----      -----
Gross profit........................................    53.3       54.7       51.2
Operating and administrative expenses...............    35.4       37.3       34.9
Depreciation and amortization(1)....................     9.6        8.2        7.4
                                                       -----      -----      -----
Income from operations..............................     8.3        9.2        8.9
Interest expense....................................     3.3        4.0        4.2
Other income........................................     0.3        0.3        0.4
                                                       -----      -----      -----
Earnings before income taxes........................     5.3        5.5        5.1
Provision for income taxes..........................     2.2        2.3        2.2
                                                       -----      -----      -----
Net earnings........................................     3.1%       3.2%       2.9%
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

  COMPARISON OF YEARS ENDED JUNE 30, 2000 AND 1999

     Net sales increased 23.3%, or $23.8 million, to $126.1 million from $102.3 million for the years ended June 30, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $13.0 million of the increase in net sales, while same store sales growth contributed $10.8 million of the increase. Gases and cylinder income represented 54.9% of net sales for the year, with hard goods representing the remaining 45.1%. In comparison, net sales for the prior year reflected gases and cylinder income as 55.5% and hard goods as 44.5%.

     Gross profit, which excludes depreciation and amortization, increased 15.4%, or $8.6 million, to $64.5 million for the year, compared to $55.9 million for the prior year. Acquisitions made during the preceding twelve months contributed $6.8 million of the increase in gross profit, while same stores contributed $1.8 million of the increase. Gross profit as a percentage of net sales was 51.2% for the year, compared to 54.7% for the prior year. This change reflects primarily the inflationary effect of resale propane costs and the increased proportion of hardgood sales.

     Operating and administrative expenses increased 15.0%, or $5.7 million, to $43.9 million for the year, compared to $38.2 million for the prior year. Of this increase, $4.7 million was related to acquired businesses, with the balance of the change, or $1.0 million, attributable to same store expenses. Depreciation and amortization expense increased $1.1 million for the year, primarily as a result of acquisitions made during the last twelve months.

     Interest expense increased 29.7%, or $1.2 million, to $5.3 million for the year, compared to $4.1 million for the prior year. This increase reflects the impact of additional borrowings related to acquisitions, partially offset by reduced average interest rates resulting from the expansion of the Company's credit facility.

     The Company's effective tax rate increased from 42% to 44% during the year as a result of increased nondeductible goodwill amortization, negatively impacting net earnings $0.01 per diluted share. Other income increased for the quarter and year, reflecting, primarily, gains on sale of assets.

     Net earnings for the year were $3.6 million, compared to $3.2 million for the fiscal year ended June 30, 1999.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges increased 17.3%, or $3.1 million, to $21.1 million for the year, compared to $18.0 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

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

     At June 30, 2000, the Company had working capital of approximately $11.3 million. Funds provided by operations for the twelve months ended June 30, 2000 were approximately $10.2 million. Funds used for investing activities were approximately $15.5 million for the twelve months ended June 30, 2000, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the twelve months ended June 30, 2000 were approximately $5.9 million from net borrowings. The Company's cash balance increased $0.5 million during the twelve months to $0.8 million.

     On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.8% as of June 30, 2000. As of June 30, 2000, availability under the revolving loan was approximately $40.9 million, with outstanding borrowings of approximately $51.9 million and outstanding letters of credit of approximately $7.2 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 2000 was $15.7 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

     The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the company's debt portfolio. The company enters into these agreements to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt.

     As of June 30, 2000, the Company had $55 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 6.7%.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This option becomes exercisable beginning in the year 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

SUBSEQUENT EVENTS

     On September 14, 2000, the Company acquired the assets of Titan Welding Supply, Ltd., a welding supply distributor having approximately $1.3 million in annualized sales. The acquisition was financed through the Company's credit facility and notes with the sellers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 will eliminate hedge accounting for the Company's interest rate swaps, requiring the Company to account for the interest rate swaps at their fair value with all prospective changes reported in earnings. SFAS No. 133 provides that the Company report a transition adjustment as part of a cumulative effect type of adjustment of accumulated other comprehensive income. SFAS No. 133 was adopted on July 1, 2000 resulting in the recording of current assets of $175,100, long-term assets of $499,600, current liabilities of $56,800, long-term liabilities of $228,300 and an increase in other comprehensive income of $233,700, net of tax. The company expects to recognize net current assets of $120,300 into earnings in the next 12 months.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarifies the SEC's position on pre-existing literature. SAB No. 101 did not require the Company to change existing revenue recognition policies and, therefore, had no impact on the Company's financial position or results of operations at June 30, 2000.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding the Company's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its plans to develop e-commerce capabilities, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane and its ability to meet increased demand for specialty gas products. The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

     All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed will be achieved. Important risk factors that may affect the Company's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the Company's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into the Company's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, the Company's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving the Company's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting the Company's business, inflation and fluctuations in interest rates.

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

                                          EXPECTED MATURITY DATE
                                       FOR PERIODS ENDING JUNE 30,
                              ----------------------------------------------   THERE               FAIR
                               2001      2002      2003      2004      2005    AFTER     TOTAL     VALUE
                               ----      ----      ----      ----      ----    -----     -----     -----
                                                            (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate................  $ 4,507   $ 4,027   $ 3,023   $ 1,902   $  679   $1,550   $15,688   $12,627
  Average interest rate.....     2.85%     3.09%     4.10%     5.07%    6.61%    6.37%
  Variable rate.............  $ 2,558   $ 2,558   $54,439   $   640       --       --   $60,195   $60,195
  Average interest rate.....     6.68%     6.68%     6.68%     6.68%      --       --
Interest rate swaps
  Fixed to variable.........  $55,000   $55,000   $40,000   $35,000       --       --             $   390
  Average pay rate..........     6.06%     6.06%     6.29%     6.41%      --       --
  Average receive rate......     6.68%     6.68%     6.68%     6.68%      --       --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors and executive officers of the Company are as follows:

                                                 YEARS
                                               EXPERIENCE
                NAME                    AGE   IN INDUSTRY                     POSITION
                ----                    ---   ------------                    --------
Gary E. West.........................   63         30        Chairman of the Board of Directors
Lawrence E. Bandi....................   46         26        President, Chief Executive Officer,
                                                             Director
John R. Bushwack.....................   49         24        Executive Vice President, Secretary,
                                                             Director
Robert D. Scherich...................   40          4        Chief Financial Officer
Ben Exley, IV........................   53          4        Director
James P. Hart........................   46          4        Director
William A. Indelicato................   61         31        Director
August E. Maier......................   71          7        Director
F. Walter Riebenack..................   61          1        Director

     GARY E. WEST, CHAIRMAN OF THE BOARD. Mr. West has served as Chairman of the Board of Directors of the Company since 1984. From 1970, when he purchased the Company, to March 1995, Mr. West served as President of the Company. Mr. West is primarily responsible for the growth and success of the Company. Mr. West has also served as President of West Rentals, Inc. and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. Since June 1993, he has served as a director of WesBanco Wheeling, and since June 1990 he has served as a director of H.E. Neumann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.

     LAWRENCE E. BANDI, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Bandi has served as President and Chief Executive Officer of the Company since March 1995 and April 1991, respectively, and as a director of the Company since March 1984. Mr. Bandi has held various positions with the Company since joining it in 1974. Mr. Bandi is a Director of the Ohio Valley Industrial and Business Development Corporation, a private corporation established for the purpose of attracting various business entities to West Virginia and serves on the Ohio County Development Authority Board, United Way Board and is a director of Special Wish Foundation. Mr. Bandi received his Bachelor of Science degree in Accounting from Wheeling College and his Masters in Business Administration degree from Wheeling Jesuit College.

     JOHN R. BUSHWACK, EXECUTIVE VICE PRESIDENT AND SECRETARY. Mr. Bushwack has served as the Executive Vice President, Secretary and a director of the Company since January 1997. From 1991 to 1996, Mr. Bushwack served in various positions with the Company, including Executive Vice President of Sales and Acquisitions, Vice President of Sales and Acquisitions, Vice President of Sales and General Manager. From 1987 to 1990, Mr. Bushwack served as President of the Harvey Company, a gas distributor, and from 1990 to 1991 he served as Vice President and director of Linde Gases of the Great Lakes, also a gas distributor. In addition, Mr. Bushwack has been a director of Convenient Care Products Group, Ltd., a division of Westmoreland Health System, since 1991 and Westmoreland Holding Company, Inc., since 1999.

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

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. Since April 1998, he has served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation and served as Interim Executive Director during 1999. He served as the President of Ohio Valley Clarksburg, Inc. since 1987 and Bailey Drug Company from 1993 through 1997, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. since 1994, BankOne Wheeling-Steubenville N.A. since 1991 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

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

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997. In September 1997, Mr. Maier became an employee of the Company and served as Corporate Director of Field Operations until his retirement in July 1999. He currently is Chief Operating Officer of TrackAbout Inc., a Venture Capital Firm specializing in the tracking of assets via the internet. He served as Chief Executive Officer of Houston Fearless 76, a manufacturer of digital imaging and film processing equipment, from May 1995 to August 1997. From October 1987 to May 1997, Mr. Maier was Chief Executive Officer of Holox, Inc., a large distributor of industrial gases and welding equipment. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of the Company in January 1999. He has served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc. since 1990, a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, South Carolina and West Virginia. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University and University of St. Francis in Fort Wayne, Indiana.

     The information called for by item 405 of Regulation S-K is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 24, 2000, in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 24, 2000, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 24, 2000, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 24, 2000, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The consolidated financial statements of the Company required by this item are listed in the Index to Consolidated Financial Statements set forth on page F-1.

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

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 25, 2000
                                          /s/ LAWRENCE E. BANDI
                                          --------------------------------------
                                          Lawrence E. Bandi
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                              TITLE                        DATE
             ---------                              -----                        ----

/s/ Gary E. West                     Chairman of the Board                September 25, 2000
-----------------------------------
(Gary E. West)

/s/ Lawrence E. Bandi                President, Chief Executive Officer,  September 25, 2000
-----------------------------------  Director
(Lawrence E. Bandi)

/s/ John R. Bushwack                 Executive Vice President,            September 25, 2000
-----------------------------------  Secretary, Director
(John R. Bushwack)

/s/ Robert D. Scherich               Chief Financial Officer              September 25, 2000
-----------------------------------
(Robert D. Scherich)

/s/ Ben Exley, IV                    Director                             September 25, 2000
-----------------------------------
(Ben Exley, IV)

/s/ James P. Hart                    Director                             September 25, 2000
-----------------------------------
(James P. Hart)

/s/ William A. Indelicato            Director                             September 25, 2000
-----------------------------------
(William A. Indelicato)

/s/ August E. Maier                  Director                             September 25, 2000
-----------------------------------
(August E. Maier)

/s/ F. Walter Riebenack              Director                             September 25, 2000
-----------------------------------
(F. Walter Riebenack)

                       VALLEY NATIONAL GASES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of June 30, 1999 and 2000....  F-2
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1999 and 2000..............................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1998, 1999 and 2000..........  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1999 and 2000..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheets of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania,
  July 31, 2000

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 2000

                                                                  1999            2000
                                                                  ----            ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    224,708    $    769,564
  Accounts receivable, net of allowance for doubtful
    accounts of $454,981 and $586,698, respectively.........    11,960,059      16,131,425
  Inventory.................................................    11,173,995      13,748,347
  Prepaids and other........................................     1,965,966         920,159
                                                              ------------    ------------
       Total current assets.................................    25,324,728      31,569,495
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        49,786          88,000
  Buildings and improvements................................     4,413,900       5,026,630
  Equipment.................................................    56,906,554      65,774,656
  Transportation equipment..................................    10,172,945      11,654,109
  Furniture and fixtures....................................     4,102,422       4,579,751
                                                              ------------    ------------
       Total property, plant and equipment..................    75,645,607      87,123,146
Accumulated depreciation....................................   (29,857,130)    (32,901,262)
                                                              ------------    ------------
       Net property, plant and equipment....................    45,788,477      54,221,884
                                                              ------------    ------------
OTHER ASSETS:
  Intangibles, net of accumulated amortization of
    $10,268,270 and $14,752,111, respectively...............    35,773,717      44,348,795
  Deposits and other assets.................................     1,638,801       1,803,118
                                                              ------------    ------------
       Total other assets...................................    37,412,518      46,151,913
                                                              ------------    ------------
TOTAL ASSETS................................................  $108,525,723    $131,943,292
                                                              ------------    ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  6,294,130    $  7,064,877
  Bank overdraft............................................            --       1,460,492
  Accounts payable, trade...................................     4,418,974       5,751,892
  Accrued compensation and employee benefits................     3,198,918       3,346,283
  Other current liabilities.................................     1,799,297       2,678,345
                                                              ------------    ------------
       Total current liabilities............................    15,711,319      20,301,889
LONG-TERM DEBT, less current maturities.....................    56,242,003      68,818,457
DEFERRED TAX LIABILITY......................................     7,864,661      10,624,109
OTHER LONG-TERM LIABILITIES.................................     1,663,096       1,544,525
                                                              ------------    ------------
       Total liabilities....................................    81,481,079     101,288,980
                                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share--
       Authorized, 30,000,000 shares
       Issued, 9,620,084 shares, outstanding, 9,347,584
         shares.............................................         9,620           9,620
  Paid-in-capital...........................................    19,269,338      19,269,338
  Retained earnings.........................................    10,029,114      13,638,782
  Treasury stock at cost, 272,500 shares....................    (2,263,428)     (2,263,428)
                                                              ------------    ------------
    Total stockholders' equity..............................    27,044,644      30,654,312
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $108,525,723    $131,943,292
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                        1998           1999           2000
                                                        ----           ----           ----
NET SALES..........................................  $95,030,926   $102,270,600   $126,080,048
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................   44,413,606     46,332,129     61,547,537
                                                     -----------   ------------   ------------
       Gross profit................................   50,617,320     55,938,471     64,532,511
                                                     -----------   ------------   ------------
EXPENSES:
  Operating and administrative.....................   33,683,926     38,152,200     43,883,623
  Depreciation and amortization....................    9,085,611      8,328,309      9,385,625
                                                     -----------   ------------   ------------
       Total expenses..............................   42,769,537     46,480,059     53,269,248
                                                     -----------   ------------   ------------
       Income from operations......................    7,847,783      9,457,962     11,263,263
                                                     -----------   ------------   ------------
INTEREST EXPENSE...................................    3,115,927      4,113,823      5,333,760
                                                     -----------   ------------   ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................      166,879        135,101        171,258
  Gain (loss) on disposal of assets................      (20,977)       (37,750)       120,386
  Other income.....................................      127,335        154,153        224,688
                                                     -----------   ------------   ------------
       Total other income..........................      273,237        251,504        516,332
                                                     -----------   ------------   ------------
EARNINGS BEFORE INCOME TAXES.......................    5,005,093      5,595,643      6,445,835
PROVISION FOR INCOME TAXES.........................    2,052,088      2,350,170      2,836,167
                                                     -----------   ------------   ------------
NET EARNINGS.......................................  $ 2,953,005   $  3,245,473   $  3,609,668
                                                     ===========   ============   ============
Accretion of redeemable common stock...............                     227,178
NET EARNINGS AVAILABLE FOR COMMON STOCK............    2,953,005      3,018,295      3,609,668
                                                     ===========   ============   ============
BASIC EARNINGS PER SHARE...........................         0.31           0.32           0.39
DILUTED EARNINGS PER SHARE.........................         0.31           0.32           0.39
WEIGHTED AVERAGE SHARES:
  Basic............................................    9,620,084      9,530,961      9,347,584
  Diluted..........................................    9,667,088      9,530,961      9,353,209

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                       COMMON STOCK         TREASURY STOCK                                       TOTAL
                                    ------------------   ---------------------    PAID-IN-      RETAINED     STOCKHOLDERS'
                                     SHARES     AMOUNT   SHARES      AMOUNT        CAPITAL      EARNINGS        EQUITY
                                     ------     ------   ------      ------       --------      --------     -------------
BALANCE, June 30, 1997............  9,385,084   $9,385        --            --   $17,162,396   $ 4,057,814    $21,229,595
  Net earnings....................         --      --         --            --            --     2,953,005      2,953,005
                                    ---------   ------   -------   -----------   -----------   -----------    -----------
BALANCE, June 30, 1998............  9,385,084   9,385         --            --    17,162,396     7,010,819     24,182,600
  Net earnings....................         --      --         --            --            --     3,245,473      3,245,473
  Purchase of treasury shares.....         --      --    272,500    (2,263,428)           --            --     (2,263,428)
  Retirement of redeemable common
    stock.........................    235,000     235         --            --     2,106,942      (227,178)     1,879,999
                                    ---------   ------   -------   -----------   -----------   -----------    -----------
BALANCE, June 30, 1999............  9,620,084   9,620    272,500    (2,263,428)   19,269,338    10,029,114     27,044,644
  Net earnings....................         --      --         --            --            --     3,609,668      3,609,668
                                    ---------   ------   -------   -----------   -----------   -----------    -----------
BALANCE, June 30, 2000............  9,620,084   $9,620   272,500   $(2,263,428)  $19,269,338   $13,638,782    $30,654,312
                                    =========   ======   =======   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000

                                                         1998           1999           2000
                                                         ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $  2,953,005   $  3,245,473   $  3,609,668
  Adjustments to reconcile net earnings to net cash
     provided by operating activities--
       Depreciation................................     5,530,670      4,093,826      4,889,807
       Amortization................................     3,554,941      4,234,368      4,495,818
       Loss (gain) on disposal of assets...........        20,977         37,750       (120,386)
       Change in deferred taxes....................     2,667,894      1,931,469      1,393,310
       Other long-term assets and liabilities......    (2,343,445)      (565,043)      (544,349)
       Changes in operating assets and
          liabilities--
          Accounts receivable......................       824,165        700,360     (2,160,664)
          Inventory................................      (639,639)    (1,443,161)    (1,726,502)
          Prepaids and other.......................       460,317       (797,498)       643,884
          Accounts payable, trade..................       562,416       (785,546)     1,223,155
          Accrued compensation and employee
            benefits...............................       148,060        (73,578)      (214,039)
          Other current liabilities................      (116,185)       369,520     (1,309,878)
                                                     ------------   ------------   ------------
            Net cash provided by operating
               activities..........................    13,623,176     10,947,940     10,179,824
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets.................       775,709         72,222        655,195
  Purchases of property and equipment..............    (5,326,294)    (7,471,569)    (6,390,650)
  Business acquisitions, net of cash acquired......   (25,501,498)    (7,553,299)    (9,756,924)
                                                     ------------   ------------   ------------
            Net cash used by investing
               activities..........................   (30,052,083)   (14,952,646)   (15,492,379)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................    23,716,037     19,688,470     25,421,215
  Principal payments on loans......................    (8,249,909)   (13,784,798)   (19,563,804)
  Purchase of treasury shares......................            --     (2,263,428)            --
                                                     ------------   ------------   ------------
            Net cash provided by financing
               activities..........................    15,466,128      3,640,244      5,857,411
                                                     ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............      (962,779)      (364,462)       544,856
CASH AND CASH EQUIVALENTS, beginning of period.....     1,551,949        589,170        224,708
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period...........  $    589,170   $    224,708   $    769,564
                                                     ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 2000

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

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                       1999           2000
                                                       ----           ----
Hardgoods.........................................  $ 9,753,794    $11,943,855
Gases.............................................    1,420,201      1,804,492
                                                    -----------    -----------
                                                    $11,173,995    $13,748,347
                                                    ===========    ===========

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

INCOME TAXES

     Income taxes are accounted for in accordance with the liability method, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

        Cash and Cash Equivalents -- The carrying amount approximates fair value because of the short maturity of those instruments.

        Long-Term Debt -- The fair value of long-term debt bearing interest at floating rates is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the notes payable are not practical to estimate due to a lack of a ready market and certain restrictions associated with these instruments.

     The estimated fair values of the Company's financial instruments as of June 30, 2000 are as follows:

                                                     CARRYING         FAIR
                                                      AMOUNT          VALUE
                                                     --------         -----
Cash and cash equivalents.........................  $   769,564    $   769,564
Long-term debt....................................  $75,883,334    $74,613,147

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates which are based upon current market rates.

     The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At June 30, 2000 and 1999 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $55.0 million and $35.0 million, respectively, from floating rates to fixed rates. These agreements mature from December 2001 through June 2005. The Company would have received $389,517 and $486,265 to settle its interest rate swap agreements at June 30, 2000 and 1999, respectively, representing the excess of fair value over the carrying cost of these agreements. Fair value was estimated by obtaining quotes from brokers.

     The net payments or receipts under interest rate swap agreements are recorded as part of interest expense and are not significant.

     It is not practicable to estimate the fair value of the notes payable of the Company as no ready market exists for these instruments and comparable instruments available from outside the Company are not available.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes accounting and reporting standards requiring all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 will eliminate hedge accounting for the Company's interest rate swaps, requiring the Company to account for the interest rate swaps at their fair value with all prospective changes reported in earnings. SFAS No. 133 provides that the Company report a transition adjustment as part of a cumulative effect type of adjustment of accumulated other comprehensive income. SFAS No. 133 was adopted on July 1, 2000 resulting in the recording of current assets of $175,100, long-term assets of $499,600, current liabilities of $56,800, long-term liabilities of $228,300 and an increase in other comprehensive income of $233,700, net of tax. The company expects to recognize net current assets of $120,300 into earnings in the next 12 months.

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                              FOR THE YEAR ENDED JUNE 30,
                                         --------------------------------------
                                            1998          1999          2000
                                            ----          ----          ----
Cash paid for certain items--
  Cash payments for interest...........  $3,480,336    $3,143,083    $5,535,565
  Cash payments for income taxes.......   1,927,755     1,323,545       905,280

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

     During fiscal 2000, the Company purchased five businesses. The largest of these acquisitions was Lee's Gas Supply, Inc. which was effective December 1999. The aggregate purchase price for all acquisitions amounted to approximately $11,862,000.

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

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                 1998           1999           2000
                                                 ----           ----           ----
Cash paid...................................  $22,779,806    $ 5,578,952    $ 9,861,746
Notes issued to sellers.....................    2,727,800      2,198,360      2,000,000
Notes payable and capital leases assumed....      847,530          7,027      2,239,789
Other liabilities assumed and acquisition
  costs.....................................    6,867,803      2,368,857      3,150,000
                                              -----------    -----------    -----------
Total purchase price allocated to assets
  acquired..................................  $33,222,939    $10,153,196    $17,251,535
                                              ===========    ===========    ===========

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 1999 and 2000, illustrate the estimated effects of the 1999 and 2000 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                              YEAR ENDED JUNE 30,
                                                          ----------------------------
                                                              1999            2000
                                                              ----            ----
Net sales...............................................  $107,205,000    $130,717,000
Net earnings before income taxes........................     5,130,000       5,743,000
Pro forma net earnings..................................     2,975,000       3,216,000
Pro forma diluted earnings per share....................          0.31            0.34

4.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 1998, 1999 and 2000.

5.  INTANGIBLE ASSETS:

     Intangible assets were recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of the assets as disclosed below:

                              AMORTIZATION    ORIGINAL     ACCUMULATED     BALANCE AT      BALANCE AT
                                 PERIOD         COST       AMORTIZATION   JUNE 30, 2000   JUNE 30, 1999
                              ------------    --------     ------------   -------------   -------------
Non-competition
  agreements................    2-7 years    $16,663,291   $ 7,556,975     $ 9,106,316     $ 8,257,423
Consulting agreements.......    1-5 years      2,721,135     2,307,902         413,233         706,683
Goodwill....................  15-20 years     38,549,348     4,610,688      33,938,660      26,000,966
Other.......................   2-15 years      1,167,132       276,546         890,586         808,645
                                             -----------   -----------     -----------     -----------
                                             $59,100,906   $14,752,111     $44,348,795     $35,773,717
                                             ===========   ===========     ===========     ===========

6.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                               1999           2000
                                                               ----           ----
Revolving note, interest at LIBOR plus 1.875% and 2.125%
  as of 1999 and 2000, respectively payable monthly
  through April 2003. Secured by the assets of the
  Company.................................................  $36,756,726    $51,880,202
Term note, interest at LIBOR plus 1.875% and 2.125% as of
  1999 and 2000, respectively payable monthly through
  October 2003. Secured by the assets of the Company......   10,872,905      8,314,565
Note payable, interest at 6.6% payable annually through
  October 2003. Secured by certain assets of the
  Company.................................................    3,415,372      2,732,298
Individuals and corporations, mortgages and notes,
  interest at 3.7% to 10.00%, payable at various dates
  through 2010............................................   11,648,116     13,090,893
                                                            -----------    -----------
                                                             62,693,119     76,017,958
Original issue discount...................................     (156,986)      (134,624)
Current maturities........................................   (6,294,130)    (7,064,877)
                                                            -----------    -----------
  Total long-term debt....................................  $56,242,003    $68,818,457
                                                            ===========    ===========

     The prime rate was 7.75% and 9.50% at June 30, 1999 and 2000, respectively. The LIBOR rate was 5.21% and 6.68% at June 30, 1999 and 2000, respectively.

     On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continues at the existing balance of $8.3 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.8% as of June 30, 2000. As of June 30, 2000, availability under the revolving loan was approximately $40.9 million, with outstanding borrowings of approximately $51.9 million and outstanding letters of credit of approximately $7.2 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth.

     The schedule of maturities as amended for the credit agreements for the next five years and thereafter is as follows as of June 30, 2000:

FISCAL YEAR ENDING JUNE 30,
---------------------------
     2001..............................................  $ 7,064,877
     2002..............................................    6,585,177
     2003..............................................   57,461,996
     2004..............................................    2,542,114
     2005..............................................      678,710
     Thereafter........................................    1,550,460
                                                         -----------
     Total.............................................  $75,883,334
                                                         ===========

7.  PENSION PLANS:

     The Company sponsors a defined contribution pension plan for employees. All employees are eligible to participate in the Company-sponsored plan after meeting the age and service requirements. Contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $532,345, $624,272 and $670,663 respectively, in fiscal year 1998, 1999 and
2000.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional contributions to the pension plan. In 1998, 1999 and 2000, the amount of additional contributions to be distributed to the employees' pension plan amounted to $49,180, $55,964 and $149,888 respectively.

     Certain management employees were covered by unfunded deferred compensation agreements. These deferred compensation agreements were terminated in connection with the initial public offering. Additionally, certain management employees are also provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the deferred compensation and supplemental retirement benefits plans charged to expense were $34,929, $32,000 and $67,583 respectively, in fiscal year 1998, 1999 and 2000.

8.  EARNINGS PER SHARE:

     Basic earnings per share were computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per share were computed based on the weighted average number of common shares issued and outstanding plus additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents using the treasury stock method.

                                                          YEAR ENDED JUNE 30,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                    ----          ----          ----
Net earnings available for common stock........  $2,953,005    $3,018,295    $3,609,668
                                                 ==========    ==========    ==========
Basic earnings per common share:
Weighted average common shares.................   9,620,084     9,530,961     9,347,584
                                                 ==========    ==========    ==========
Basic earnings per common share................  $     0.31    $     0.32    $     0.39
                                                 ==========    ==========    ==========
Diluted earnings per common share:
Weighted average common shares.................   9,620,084     9,530,961     9,347,584
Shares issuable from assumed conversion of
  common stock equivalents.....................      47,004            --         5,625
                                                 ----------    ----------    ----------
Weighted average common and common equivalent
  shares.......................................   9,667,088     9,530,961     9,353,209
                                                 ==========    ==========    ==========
Diluted earnings per common share..............  $     0.31    $     0.32    $     0.39
                                                 ==========    ==========    ==========

     Options to purchase 177,000 and 222,750 shares of common stock were outstanding during fiscal years 1999 and 2000, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

9.  LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2010, with options to renew for periods of three to five years. Lease expenses charged to operations were $3,077,938, $3,416,233 and $3,844,848 respectively, in fiscal year 1998, 1999 and 2000.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

FISCAL YEAR ENDING JUNE 30,                     REAL ESTATE    EQUIPMENT       TOTAL
---------------------------                     -----------    ---------       -----
     2001.....................................  $ 2,969,594    $136,584     $ 3,106,178
     2002.....................................    2,912,724     136,584       3,049,308
     2003.....................................    2,764,892     135,684       2,900,576
     2004.....................................    2,466,996     125,784       2,592,780
     2005.....................................    2,400,476     125,784       2,526,260
                                                -----------    --------     -----------
     Totals...................................  $13,514,682    $660,420     $14,175,102
                                                ===========    ========     ===========

10.  RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                    1998          1999          2000
                                                    ----          ----          ----
Transactions--
  Lease of buildings and equipment.............  $2,111,633    $2,212,887    $2,252,065
  Rental of aircraft...........................      98,402        87,432        85,884
Sales of material and services.................       1,821            --            --

     The Company has entered into a master lease agreement for virtually all of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $2,058,912 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

     Pursuant to a Consulting Agreement, the Company retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, a director of the company to support Mr. Indelicato in providing consulting services. The Company pays Mr. Indelicato a monthly retainer fee of $4,225, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 1999 and 2000 totaled $239,984 and $181,607 respectively. This agreement has a one year term and can be renewed upon the agreement of both parties.

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

     The following summarizes the activity under the 1997 Plan:

                                                              EXERCISE      NUMBER OF
                                                                PRICE        SHARES
                                                              PER SHARE    OUTSTANDING
                                                              ---------    -----------
Outstanding, June 30, 1997..................................   $  8.00       175,000
                                                               =======      ========
  Granted...................................................    10.375         2,500
  Vested....................................................        --            --
  Exercised.................................................        --            --
  Expired or terminated.....................................      8.00           500
                                                               -------      --------
Outstanding, June 30, 1998..................................      8.03       177,000
                                                               =======      ========
  Granted...................................................     5.625        66,400
  Vested....................................................        --            --
  Exercised.................................................        --            --
  Expired or terminated.....................................      7.78        11,000
                                                               -------      --------
Outstanding, June 30, 1999..................................      7.36       232,400
                                                               =======      ========
  Granted...................................................      3.13        62,500
  Vested....................................................        --            --
  Exercised.................................................        --            --
  Expired or terminated.....................................      6.86         9,650
                                                               -------      --------
Outstanding, June 30, 2000..................................   $  6.48       285,250
                                                               -------      --------
Exercisable, June 30, 2000..................................   $  8.00       160,500
                                                               -------      --------

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

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                      1998         1999          2000
                                                      ----         ----          ----
Net earnings
  As reported....................................  $2,953,005   $3,018,295    $3,609,668
  Pro forma......................................   2,714,048    2,747,208     3,340,243
Earnings per share assuming dilution
  As reported....................................  $     0.31   $     0.32    $     0.39
  Pro forma......................................  $     0.28   $     0.29    $     0.36

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                           1998       1999       2000
                                                           ----       ----       ----
Risk-Free Interest Rate.................................     6.00%      4.75%      6.65%
Expected Lives..........................................  7 years    7 years    7 years
Expected Dividend Yield.................................     0.00%      0.00%      0.00%
Expected Volatility.....................................    31.00%     41.00%     44.00%

12.  INCOME TAXES:

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
                                                              ==========    ====

                                                                     2000
                                                              ------------------
                                                                AMOUNT      RATE
                                                                ------      ----
Federal statutory rate......................................  $2,191,584    34.0%
State taxes, net of federal benefit.........................     386,750     6.0%
Nondeductible goodwill......................................     199,404     3.1%
Other.......................................................      58,429      .9%
                                                              ----------    ----
Provision for income taxes..................................  $2,836,167    44.0%
                                                              ==========    ====

     The provision for income taxes as shown in the accompanying consolidated statement of operations, includes the following components for the year ended June 30:

                                                    1998          1999          2000
                                                    ----          ----          ----
Current provision--
  Federal......................................  $  896,295    $  512,027    $1,157,045
  State........................................      73,904        90,358       204,184
                                                 ----------    ----------    ----------
Total current provision........................  $  970,199    $  602,385    $1,361,229
                                                 ==========    ==========    ==========
Deferred provision
  Federal provision............................     919,606     1,485,618     1,253,697
  State provision..............................     162,283       262,167       221,241
                                                 ----------    ----------    ----------
Total deferred provision.......................   1,081,889     1,747,785     1,474,938
                                                 ----------    ----------    ----------
Provision for income taxes.....................  $2,052,088    $2,350,170    $2,836,167
                                                 ==========    ==========    ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 1998, 1999 and 2000 were as follows:

                                                 1998           1999            2000
                                                 ----           ----            ----
Deferred tax assets.........................  $ 1,499,920    $ 1,968,781    $  2,446,183
Deferred tax liabilities....................   (7,433,112)    (9,833,442)    (13,070,292)
                                              -----------    -----------    ------------
Net deferred tax liability..................  $(5,933,192)   $(7,864,661)   $(10,624,109)
                                              ===========    ===========    ============
Consisting of--
  Basis difference of property..............  $(6,829,178)   $(9,466,506)   $(12,703,355)
  Basis difference of inventory.............      138,645        190,321         236,609
  Financial reserves not currently
     deductible for tax purposes............     (110,290)       182,929         283,277
  Amortization of intangibles...............      630,476        874,453       1,131,803
  Unearned revenue..........................      237,155        354,142         427,557
                                              -----------    -----------    ------------
                                              $(5,933,192)   $(7,864,661)   $(10,624,109)
                                              ===========    ===========    ============

13.  CONTINGENCIES AND COMMITMENTS:

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

     The Company has entered into a put/call option agreement with an independent distributor for the purchase of its business. This option becomes exercisable beginning in the year 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

     In September 1991, in connection with the purchase by the Company of certain assets of Praxair, Inc. (Praxair), the Company, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with the Company's reorganization. Pursuant to this agreement, if at any time during the term of the agreement the Company wishes to accept a third party offer to purchase all or a material part of the assets of the Company, or Mr. West and his affiliates wish to accept an offer to purchase shares of capital stock of the Company (the Capital Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of the Company's issued and outstanding shares of Capital Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of the Company, Praxair will have a right of first refusal to match the offer. In addition, in the absence of a third party offer, if (a) Mr. West and his affiliates wish to sell shares of Common Stock which would result in their owning collectively less than 51% or more of the Company's issued and outstanding shares of Common Stock, (b) the Company wishes to sell all or a material part of its assets, or (c) the Company wishes to issue additional shares or options or securities exercisable or convertible into shares of Common Stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued outstanding shares of Common Stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of Common Stock held by them (but not less than 51% of all of the issued and outstanding shares of the Company's Common Stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Capital Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

14.  SUBSEQUENT EVENTS:

     On September 14, 2000, the Company acquired the assets of Titan Welding Supply, Ltd., a welding supply distributor having approximately $1.3 million in annualized sales. The acquisition was financed through the Company's credit facility and notes with the sellers.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                  QUARTER ENDED
                                                --------------------------------------------------
                                                SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                                ------------    -----------    --------    -------
                                                                  (IN THOUSANDS)
Fiscal 2000--
  Net sales...................................    $26,447         $30,381      $36,823     $32,429
  Gross profit................................     13,868          15,464       18,169      17,032
  Net earnings................................        655             935        1,271         749
  Basic earnings per share....................       0.07            0.10         0.14        0.08
  Diluted earnings per share..................       0.07            0.10         0.14        0.08

Fiscal 1999--
  Net sales...................................    $23,209         $24,617      $28,027     $26,417
  Gross profit................................     12,939          13,413       15,316      14,271
  Net earnings................................        841             732        1,065         380
  Basic earnings per share....................       0.09            0.08         0.11        0.04
  Diluted earnings per share..................       0.09            0.08         0.11        0.04

                               INDEX TO EXHIBITS

 3.1     Articles of Amendment.*
 3.2     Bylaws.*
 4.1     Form of Certificate for Common Stock.*
10.1     Amended and Restated Credit Agreement dated January 23, 1998 between the Company and Bank One, Indiana NA, as agent.**
10.2     Master Lease Agreement dated as of November 1, 1996 between the Company and West
         Rentals, Inc.*
10.3     Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the
         Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West
         Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained
         Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E.
         West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity
         Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West
         Grantor Retained Annuity Trust #6 and Praxair, Inc.*
10.4     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         Lawrence E. Bandi.*+
10.5     Deferred Compensation Agreement dated April 3, 1995 by and between the Company and
         John R. Bushwack.*+
10.6     Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits.*+
10.7     Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits.*+
10.8     Agreement dated March 16, 1994 between the Company and William A. Indelicato providing for certain consulting payments.*+
10.9     Purchase and Sale Agreement made as of September 27, 1996 by and between Weldco,
         Inc., R.H. Kraemer, R. Bruce Kraemer, William Bott, Linda Bott, Krabo Limited, Ltd.,
         the Company and West Rentals, Inc.*
10.10    Lease Agreement dated as of November 1, 1995 between the Company and Acetylene
         Products, Inc.*
10.11    1997 Stock Option Plan.*
10.12    Real Estate Sale Agreement dated April 24, 1996 between the Company and West
         Rentals, Inc.*
10.13    Trailer Lease Agreement dated November 20, 1995 between the Company and West
         Rentals, Inc.*
10.14    Trailer Lease Agreement dated September 8, 1992 between the Company and West
         Rentals, Inc.*
10.15    Trailer Lease Agreement dated May 29, 1996 between the Company and West Rentals,
         Inc.*
10.16    Agreement dated July 1, 2000 between the Company and William A. Indelicato providing for certain consulting payments.+
10.17    First Amendment to Amended and Restated Credit Agreement dated September 15, 1999, between the Company and Bank One, Indiana NA, as agent.***
10.18    Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and
         Bank One, Indiana NA, as agent.****
21.1     Subsidiaries of Registrant.*
27.1     Financial Data Schedule for the year ended June 30, 2000.

---------

* Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1, Reg. No. 333-19973.

** Incorporated by reference to the same numbered exhibit on the Company's Quarterly Report on Form 10-Q filed February 13, 1998.

*** Incorporated by reference to the same numbered exhibit on the Company's Annual Report on Form 10-K filed September 28, 1999.

**** Incorporated by reference to the same numbered exhibit on the Company's
     Quarterly Report on Form 10-Q filed May 15, 2000.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                  SCHEDULE II

                          VALLEY NATIONAL GASES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         Balance at    Charged to                  Balance at
                                                          beginning     costs and                    end of
 Period Ending                 Description                of period     expenses      Deductions      period
--------------------------------------------------------------------------------------------------------------
June 30, 1998     Allowance for uncollectible accounts    $200,750      $516,591      $(372,341)    $345,000
June 30, 1999     Allowance for uncollectible accounts    $345,000      $379,053      $(269,072)    $454,981
June 30, 2000     Allowance for uncollectible accounts    $454,981      $468,833      $(337,116)    $586,698