Form 10-Q
period 2000-09-30
VALLEY NATIONAL GASES INC
filed 2000-11-14
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

           Class                              Outstanding at November 14, 2000
           -----                              --------------------------------
 Common stock, $0.001 par value                             9,347,584

================================================================================

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----

PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2000
                  and September 30, 2000                                                3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 1999 and 2000                        5

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 1999 and 2000                        6

                  Notes to Condensed Consolidated Financial Statements                  7

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  10


     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk           13


PART II     OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                     13

     SIGNATURES                                                                        14

     EXHIBIT INDEX                                                                     15

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                              -----------                           June 30,                September 30,
                                                                      2000                      2000
                                                                 -------------             -------------
                                                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                    $     769,564             $     645,720
    Accounts receivable, net of allowance for
       doubtful accounts of $586,698                                16,131,425                15,946,225
    Inventory                                                       13,748,347                14,790,582
    Prepaids and other                                                 920,159                 1,773,316
                                                                 -------------             -------------

                  Total current assets                              31,569,495                33,155,843
                                                                 -------------             -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                88,000                    88,000
    Buildings and improvements                                       5,026,630                 5,081,439
    Equipment                                                       65,774,656                67,273,714
    Transportation equipment                                        11,654,109                12,236,155
    Furniture and fixtures                                           4,579,751                 4,707,623
                                                                 -------------             -------------

                  Total property, plant and equipment               87,123,146                89,386,931

    Accumulated depreciation                                       (32,901,262)              (34,017,377)
                                                                 -------------             -------------

                  Net property, plant and equipment                 54,221,884                55,369,554
                                                                 -------------             -------------

OTHER ASSETS:
    Intangibles, net of amortization of
       $14,752,111 and $12,620,096, respectively                    44,348,795                43,562,393
    Deposits and other assets                                        1,803,118                 2,842,798
                                                                 -------------             -------------

                  Total other assets                                46,151,913                46,405,191
                                                                 -------------             -------------

TOTAL ASSETS                                                     $ 131,943,292             $ 134,930,588
                                                                 =============             =============




              The accompanying notes are an integral part of these
                             financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY                     June 30,              September 30,
                  ------------------------------------                      2000                     2000
                                                                       -------------             -------------
                                                                                                  (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                               $   7,064,877             $   6,924,576
    Bank overdraft                                                         1,460,492                 1,914,957
    Accounts payable, trade                                                5,751,892                 4,835,487
    Accrued compensation and employee benefits                             3,346,283                 2,383,055
    Other current liabilities                                              2,678,345                 2,997,416
                                                                       -------------             -------------

                  Total current liabilities                               20,301,889                19,055,491

LONG-TERM DEBT, less current maturities                                   68,818,457                71,285,344
DEFERRED TAX LIABILITY                                                    10,624,109                10,915,880
OTHER LONG-TERM LIABILITIES                                                1,544,525                 2,437,549
                                                                       -------------             -------------

                  Total liabilities                                      101,288,980               103,694,264
                                                                       -------------             -------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, outstanding, 9,347,584 shares                    9,620                     9,620
    Paid-in-capital                                                       19,269,338                19,269,338
    Retained earnings                                                     13,638,782                14,451,967
  Accumulated other comprehensive loss                                            --                  (231,173)
  Treasury stock at cost, 272,500 shares                                  (2,263,428)               (2,263,428)
                                                                       -------------             -------------

                  Total stockholders' equity                              30,654,312                31,236,324
                                                                       -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 131,943,292             $ 134,930,588
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

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                         ----------------------------------
                                                             1999                  2000
                                                         -----------            -----------

NET SALES                                                $26,447,077            $31,357,279
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                       12,579,421             14,749,375
                                                         -----------            -----------
                  Gross profit                            13,867,656             16,607,904
                                                         -----------            -----------

EXPENSES:
    Operating and administrative                           9,519,643             11,531,246
    Depreciation and amortization                          2,178,323              2,445,852
                                                         -----------            -----------
                  Total expenses                          11,697,966             13,977,098
                                                         -----------            -----------
                  Income from operations                   2,169,690              2,630,806

INTEREST EXPENSE                                           1,116,958              1,287,635
OTHER INCOME NET                                              76,146                 97,072
                                                         -----------            -----------
EARNINGS BEFORE INCOME TAXES                               1,128,878              1,440,243

PROVISION FOR INCOME TAXES                                   474,129                627,057
                                                         -----------            -----------
NET EARNINGS                                             $   654,749            $   813,186
                                                         ===========            ===========

BASIC EARNINGS PER SHARE                                 $      0.07            $      0.09
DILUTED EARNINGS PER SHARE                                      0.07                   0.09
WEIGHTED AVERAGE SHARES:
   Basic                                                   9,347,584              9,347,584
   Diluted                                                 9,347,584              9,366,959




              The accompanying notes are an integral part of these
                             financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                   -------------------------------------
                                                                       1999                     2000
                                                                   ------------             ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  1,607,985             $    706,572
                                                                   ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                                     12,050                   25,428
    Purchases of property and equipment                              (1,032,731)              (2,082,430)
    Business acquisitions, net of cash acquired                              --               (1,050,000)
                                                                   ------------             ------------

                  Net cash used by investing activities              (1,020,681)              (3,107,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                          3,713,793               10,150,000
    Principal payments on loans                                      (4,149,793)              (7,873,414)
                                                                   ------------             ------------

                      Net cash (used)provided by
                             financing activities                      (436,000)               2,276,586
                                                                   ------------             ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 151,304                 (123,844)

CASH AND CASH EQUIVALENTS, beginning of period                          224,708                  769,564
                                                                   ------------             ------------

CASH AND CASH EQUIVALENTS, end of period                           $    376,012             $    645,720
                                                                   ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                                     $    976,597             $  1,373,077
                                                                   ============             ============
    Cash payments for income taxes                                 $    162,902             $    154,250
                                                                   ============             ============





              The accompanying notes are an integral part of these
                             financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

   The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                June 30,             September 30,
                                  2000                   2000
                              -----------            ------------
                                                      (Unaudited)

         Hardgoods            $11,943,855            $12,915,575
         Gases                  1,804,492              1,875,007
                              -----------            -----------

                              $13,748,347            $14,790,582
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

   During the three months ended September 30, 2000, the Company purchased Titan Welding Supply, Ltd.

   In connection with this acquisition, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                   Three Months Ended
                                                   September 30, 2000
                                                   ------------------
                                                      (Unaudited)

         Cash paid                                    $1,050,000
         Other liabilities assumed and
              acquisition costs                           50,000
                                                      ----------

         Total purchase price allocated to
              assets acquired                         $1,100,000
                                                      ==========


4.  LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                            June 30, 2000          September 30, 2000
                                                            -------------          ------------------
                                                                                       (Unaudited)
Revolving note, interest at LIBOR plus 1.875%
  payable monthly through April 2003. Secured by
  the assets of the Company                                  $ 51,880,202             $ 55,930,202
Term note, interest at LIBOR plus 1.875%
  payable monthly through October 2003. Secured
  by the assets of the Company                                  8,314,565                7,674,980
Note payable, interest at 6.6% payable annually
  through October 2003. Secured by certain assets
  of the Company                                                2,732,298                2,732,298
Individuals and corporations, mortgages and
    notes, interest at 3.7% to 10.00%, payable at
    various dates through 2010                                 13,090,893               12,001,652
                                                             ------------             ------------

                                                               76,017,958               78,339,132
                  Original issue discount                        (134,624)                (129,212)
                  Current maturities                           (7,064,877)              (6,924,576)
                                                             ------------             ------------

Total long-term debt                                         $ 68,818,457             $ 71,285,344
                                                             ============             ============

    The prime rate was 9.50% and LIBOR was 6.62% at September 30, 2000.

    On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.5% as of September 30, 2000. As of September 30, 2000, availability under the revolving loan was approximately $37.4 million, with outstanding borrowings of approximately $55.9 million and outstanding letters of credit of approximately $6.7 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 228,850 and 222,750 shares of common stock were outstanding during the quarter ended September 30, 1999 and 2000 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the period.


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                            --------------------------------
                                                                               1999                  2000
                                                                            ----------            ----------

         Net earnings available for common stock                            $  654,749            $  813,186
                                                                            ==========            ==========

         Basic earnings per common share:

         Weighted average common shares                                      9,347,584             9,347,584
                                                                            ==========            ==========

         Basic earnings per common share                                    $     0.07            $     0.09
                                                                            ==========            ==========

         Diluted earnings per common share:

         Weighted average common shares                                      9,347,584             9,347,584

         Shares issuable from assumed conversion
         of common stock equivalents                                                --                19,375
                                                                            ----------            ----------

         Weighted average common and common equivalent shares                9,347,584             9,366,959
                                                                            ==========            ==========
         Diluted earnings per common share                                  $     0.07            $     0.09
                                                                            ==========            ==========


6.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, were as follows:

                                                              Three Months Ended
                                                                 September 30,
                                                       -------------------------------
                                                         1999                 2000
                                                       ---------            ----------

         Net earnings                                  $ 654,749            $ 813,186

         Change in net unrealized losses on
         derivatives designated as
         cash flow hedges, net of tax                         --             (444,462)
                                                       ---------            ---------

         Comprehensive income                          $ 654,749            $ 368,724
                                                       ---------            ---------

        Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7.   DERIVATIVES AND HEDGING ACTIVITIES

        On July 1, 2000, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. The current quarter's results include a reduction of interest expense of $166,200 to reflect an increase in the fair market value of options related to the Company's interest rate swap agreements.

        Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through July 2005. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $22,000 into earnings in the next 12 months.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $131.0 million for the last twelve months. In fiscal 2000, gases accounted for approximately 39% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 and 1999

   Net sales increased 18.6%, or $4.9 million, to $31.3 million from $26.4 million for the three months ended September 30, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $3.1 million of the increase in net sales, while same store sales increased $1.8 million. Same store sales increased 6.8% versus the same quarter last year. Gases and cylinder revenue represented 55.2% of net sales for the three months ended September 30, 2000, with hard goods representing 44.8%. In comparison, net sales for the three months ended September 30, 1999 reflected gases and cylinder revenue as 52.7% and hard goods as 47.3%. The increase in gases and cylinder revenue as a percentage of total net sales reflects, primarily, the improvement in same store sales and the impact of the product mix of acquisitions made over the last twelve months.

   Gross profit, which excludes depreciation and amortization, increased 19.8%, or $2.7 million, to $16.6 million from $13.9 million for the three months ended September 30, 2000 and 1999, respectively. Acquisitions made during the last twelve months contributed $1.8 million of the change with same stores gross profit increasing $0.9 million. Gross profit as a percentage of net sales was 53.0% for the three months ended September 30, 2000, compared to 52.4% for the three months ended September 30, 1999. This reflects a change in product mix, partially offset by the effect of an increase in the cost of propane, which was approximately 43% higher than for the same period last year.

   Operating and administrative expenses increased 21.1%, or $2.0 million, to $11.5 million from $9.5 million for the three months ended September 30, 2000 and 1999, respectively. Of this increase, $1.3 million was related to acquired businesses while base business expenses increased $0.7 million. Operating and administrative expenses as a percentage of sales was 36.8% for the three months ended September 30, 2000, as compared to 36.0% for the same quarter in 1999.

   Depreciation and amortization expense increased $0.3 million for the three months ended September 30, 2000 compared to the same period in 1999, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.2 million for the quarter, reflecting primarily the financing of acquisitions made during the last twelve months partially offset by the Company's adoption of SFAS No. 133, which reduced interest expense by $0.2 million.

   Net earnings increased 24.0% to $813,000 after the effect of SFAS No. 133 for the three months ended September 30, 2000 compared to $655,000 for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At September 30, 2000, the Company had working capital of approximately $14.1 million. Funds provided by operations for the three months ended September 30, 2000 were approximately $0.7 million. Funds used for investing activities were approximately $3.1 million for the three months ended September 30, 2000, consisting primarily of capital spending and an acquisition. Sources of funds from financing activities for the three months ended September 30, 2000 were approximately $2.3 million from net borrowings. The Company's cash balance decreased $0.1 million during the three months to $0.6 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.5% as of September 30, 2000. As of September 30, 2000, availability under the revolving loan was approximately $37.4 million, with outstanding borrowings of approximately $55.9 million and outstanding letters of credit of approximately $6.7 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 2000 was $14.7 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

   As of September 30, 2000, the Company had $55 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 6.6%.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 2000. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

   There was no change to the composition of the Company's fixed and variable rate long term debt or interest rate swaps during the three months ended September 30, 2000. As of September 30, 2000 the Company's average pay rate for these swaps was 6.1% compared to its average receive rate of 6.6%.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  See the Exhibit Index on page 15.

        (b)       Reports on Form 8-K:

                  No reports on Form 8-K were made during the quarter.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY NATIONAL GASES INCORPORATED



November 14, 2000                         /s/ Robert D. Scherich
                                          -----------------------------------
                                          Robert D. Scherich
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