Form 10-Q
period 2000-12-31
VALLEY NATIONAL GASES INC
filed 2001-02-13
CIK 1030715

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                              Yes  X     No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at February 12,2001
               -----                         -------------------------------
     Common stock, $0.001 par value                       9,347,584

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

             C>
PART I       FINANCIAL INFORMATION

     ITEM 1  Condensed Consolidated Balance Sheets as of June 30, 2000
             and December 31, 2000                                            3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended December 31, 1999 and 2000                    5

             Condensed Consolidated Statements of Operations for the
             Six Months Ended December 31, 1999 and 2000                      6

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 1999 and 2000                      7

             Notes to Condensed Consolidated Financial Statements             8

     ITEM 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11


     ITEM 3  Quantitative and Qualitative Disclosures About Market Risk      15


PART II      OTHER INFORMATION

     ITEM 6  Exhibits and Reports on Form 8-K                                15

     SIGNATURES                                                              16

     EXHIBIT INDEX                                                           17

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,           December 31,
                                                                                         2000                 2000
                                                                                     ------------         -------------
                                                                                                          (Unaudited)
                              A S S E T S
CURRENT ASSETS:
    Cash and cash equivalents                                                        $    769,564         $    569,548
    Accounts receivable, net of allowance for doubtful accounts of $586,698            16,131,425           18,338,677
    Inventory                                                                          13,748,347           15,195,615
    Prepaids and other                                                                    920,159            1,623,825
                                                                                     ------------         ------------

                  Total current assets                                                 31,569,495           35,727,665
                                                                                     ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                                   88,000               88,000
    Buildings and improvements                                                          5,026,630            5,153,869
    Equipment                                                                          65,774,656           69,256,120
    Transportation equipment                                                           11,654,109           12,403,267
    Furniture and fixtures                                                              4,579,751            4,834,684
                                                                                     ------------         ------------

                  Total property, plant and equipment                                  87,123,146           91,735,940

    Accumulated depreciation                                                          (32,901,262)         (35,338,822)
                                                                                     ------------         ------------

                  Net property, plant and equipment                                    54,221,884           56,397,118
                                                                                     ------------         ------------

OTHER ASSETS:
    Intangibles, net of amortization of $14,752,111 and $13,822,768,
       respectively                                                                    44,348,795           42,567,543
    Deposits and other assets                                                           1,803,118            2,375,482
                                                                                     ------------         ------------

                  Total other assets                                                   46,151,913           44,943,025
                                                                                     ------------         ------------

TOTAL ASSETS                                                                         $131,943,292         $137,067,808
                                                                                     ============         ============


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,           December 31,
                                                                       2000                2000
                                                                   ------------        -------------
                                                                                        (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                           $  7,064,877         $  6,780,633
    Bank overdraft                                                    1,460,492            1,169,324
    Accounts payable, trade                                           5,751,892            6,220,413
    Accrued compensation and employee benefits                        3,346,283            2,449,415
    Other current liabilities                                         2,678,345            3,100,534
                                                                   ------------         ------------

                  Total current liabilities                          20,301,889           19,720,319

LONG-TERM DEBT, less current maturities                              68,818,457           72,250,822
DEFERRED TAX LIABILITY                                               10,624,109           10,698,290
OTHER LONG-TERM LIABILITIES                                           1,544,525            2,612,111
                                                                   ------------         ------------

                  Total liabilities                                 101,288,980          105,281,542
                                                                   ------------         ------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, outstanding, 9,347,584 shares               9,620                9,620
    Paid-in-capital                                                  19,269,338           19,269,338
    Retained earnings                                                13,638,782           15,636,560
  Accumulated other comprehensive loss                                       --             (865,824)
  Treasury stock at cost, 272,500 shares                             (2,263,428)          (2,263,428)
                                                                   ------------         ------------

                  Total stockholders' equity                         30,654,312           31,786,266
                                                                   ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $131,943,292         $137,067,808
                                                                   ============         ============






   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                ------------------------------
                                                   1999                2000
                                                -----------        -----------
NET SALES                                       $30,380,990        $36,119,757
COST OF PRODUCTS SOLD, excluding
   depreciation and amortization                 14,916,617         17,693,426
                                                -----------        -----------
                  Gross profit                   15,464,373         18,426,331
                                                -----------        -----------

EXPENSES:
    Operating and administrative                 10,443,269         12,293,122
    Depreciation and amortization                 2,234,538          2,644,108
                                                -----------        -----------
                  Total expenses                 12,677,807         14,937,230
                                                -----------        -----------
                  Income from operations          2,786,566          3,489,101

Interest expense                                  1,178,950          1,519,139
OTHER INCOME, NET                                   102,211            157,252
                                                -----------        -----------
EARNINGS BEFORE INCOME TAXES                      1,709,827          2,127,214

PROVISION FOR INCOME TAXES                          774,901            942,624
                                                -----------        -----------
NET EARNINGS                                    $   934,926        $ 1,184,590
                                                ===========        ===========

BASIC EARNINGS PER SHARE                        $      0.10        $      0.13
DILUTED EARNINGS PER SHARE                             0.10               0.13
WEIGHTED AVERAGE SHARES:
   Basic                                          9,347,584          9,347,584
   Diluted                                        9,347,584          9,359,656


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six Months Ended
                                                           December 31,
                                                ------------------------------
                                                   1999                2000
                                                -----------        -----------
NET SALES                                       $56,828,067        $67,477,036
COST OF PRODUCTS SOLD, excluding
   depreciation and amortization                 27,496,038         32,442,801
                                                -----------        -----------
                  Gross profit                   29,332,029         35,034,235
                                                -----------        -----------

EXPENSES:
    Operating and administrative                 19,962,912         23,824,368
    Depreciation and amortization                 4,412,861          5,089,960
                                                -----------        -----------
                  Total expenses                 24,375,773         28,914,328
                                                -----------        -----------
                  Income from operations          4,956,256          6,119,907

Interest expense                                  2,295,908          2,806,774
OTHER INCOME, NET                                   178,357            254,324
                                                -----------        -----------
EARNINGS BEFORE INCOME TAXES                      2,838,705          3,567,457

PROVISION FOR INCOME TAXES                        1,249,030          1,569,681
                                                -----------        -----------

NET EARNINGS                                    $ 1,589,675        $ 1,997,776
                                                ===========        ===========

BASIC EARNINGS PER SHARE                        $      0.17        $       .22
DILUTED EARNINGS PER SHARE                             0.17                .22
WEIGHTED AVERAGE SHARES:
   Basic                                          9,347,584          9,347,584
   Diluted                                        9,347,584          9,363,593



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                                         December 31,
                                                               ---------------------------------
                                                                   1999                 2000
                                                               ------------         ------------
Net cash provided by operating activities                      $  3,703,461         $  2,223,622
                                                               ------------         ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                                 18,879              180,366
    Purchases of property and equipment                          (2,815,076)          (4,652,125)
    Business acquisitions, net of cash acquired                  (9,711,214)          (1,050,000)
                                                               ------------         ------------

                  Net cash used by investing activities         (12,507,411)          (5,521,759)

Cash flows from financing activities:
    Proceeds from borrowings                                     16,642,189           22,463,405
    Principal payments on loans                                  (7,486,637)         (19,365,284)
                                                               ------------         ------------

                         Net cash provided by
                             financing activities                 9,155,552            3,098,121
                                                               ------------         ------------

Net change in cash and cash equivalents                             351,602             (200,016)

Cash and cash equivalents, beginning of period                      224,708              769,564
                                                               ------------         ------------

Cash and cash equivalents, end of period                       $    576,310         $    569,548
                                                               ============         ============

Supplemental cash flow information:
    Cash payments for interest                                 $  2,171,338         $  3,436,325
                                                               ============         ============
    Cash payments for income taxes                             $    875,615         $    777,475
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                             June 30,         December 31,
                               2000               2000
                           -----------        -----------
                                              (Unaudited)

          Hardgoods        $11,943,855        $13,207,582
          Gases              1,804,492          1,988,033
                           -----------        -----------

                           $13,748,347        $15,195,615
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

   During the six months ended December 31, 2000, the Company purchased substantially all of the assets of Titan Welding Supply, Ltd.

   In connection with this acquisition, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:


                                                               Six Months Ended
                                                               December 31, 2000
                                                               -----------------
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
                                                                   ----------

          Total purchase price allocated to assets acquired
                                                                   $1,100,000
                                                                   ==========

4.  LONG-TERM DEBT:
    ---------------

   Long-term debt consists of the following:

                                                                             June 30, 2000     December 31, 2000
                                                                             -------------     -----------------
                                                                                                 (Unaudited)
Revolving note, interest at LIBOR plus 1.875%
  payable monthly through April 2003. Secured by
  the assets of the Company                                                   $51,880,202         $58,993,608
Term note, interest at LIBOR plus 1.875%
  payable monthly through October 2003. Secured
  by the assets of the Company                                                  8,314,565           7,035,395
Note payable, interest at 6.6% payable annually
  through October 2003. Secured by certain assets
  of the Company                                                                2,732,298           2,049,223
Individuals and corporations, mortgages and notes, interest at 3.7% to
    10.00%, payable at various dates through 2010                              13,090,893          11,077,103
                                                                              -----------         -----------

                                                                               76,017,958          79,155,329
                  Original issue discount                                        (134,624)           (123,874)
                  Current maturities                                           (7,064,877)         (6,780,633)
                                                                              -----------         -----------

Total long-term debt                                                          $68,818,457         $72,250,822
                                                                              ===========         ===========

    The prime rate was 9.5% and LIBOR was 6.6% at December 31, 2000.

    On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.9% as of December 31, 2000. As of December 31, 2000, availability under the revolving loan was approximately $34.8 million, with outstanding borrowings of approximately $59.0 million and outstanding letters of credit of approximately $6.2 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 228,850 shares of common stock were outstanding during the six months and quarter ended December 31, 2000 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the periods.

                                                                 Three Months Ended                   Six Months Ended
                                                                    December 31,                        December 31,
                                                            ----------------------------        ----------------------------
                                                               1999              2000              1999              2000
                                                            ----------        ----------        ----------        ----------
Net earnings available for common stock                     $  934,926        $1,184,590        $1,589,675        $1,997,776
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share                             $     0.10        $     0.13        $     0.17        $     0.22
                                                            ==========        ==========        ==========        ==========

Diluted earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584

Shares issuable from assumed conversion of common
stock equivalents                                                   --            12,072                --            16,009
                                                            ----------        ----------        ----------        ----------

Weighted average common and common equivalent shares         9,347,584         9,359,656         9,347,584         9,363,593
                                                            ==========        ==========        ==========        ==========
Diluted earnings per common share                           $     0.10        $     0.13        $     0.17        $     0.22
                                                            ==========        ==========        ==========        ==========

6. SUBSEQUENT EVENTS
   -----------------

     On January 17, 2001, the Company acquired substantially all of the assets of Burton C. French, Inc., a welding supply distributor having approximately $1.5 million in annualized sales. This transaction was financed through the Company's credit facility.

7. COMPREHENSIVE INCOME
-----------------------

     The components of comprehensive income, net of tax, were as follows:

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                              ----------------------------
                                                                                1999               2000
                                                                              ----------        ----------
          Net earnings                                                        $1,589,675        $1,997,776

          Change in net unrealized losses on derivatives designated as
          cash flow hedges, net of tax                                                --           634,631
                                                                              ----------        ----------

          Comprehensive income                                                $1,589,675        $1,363,145
                                                                              ----------        ----------

   Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

8. DERIVATIVES AND HEDGING ACTIVITIES
-------------------------------------

   On July 1, 2000, Statement of Financial Acocunting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. The current quarter and six month results include a reduction of interest expense of $56,648 and $222,848, respectively, to reflect an increase in the fair market value of options related to the Company's interest rate swap agreements.

   Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through July 2005. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $310,000 into earnings in the next 12 months.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $136.7 million for the last twelve months. In fiscal 2000, gases accounted for approximately 39% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

   The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 47 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2000 and 1999
-----------------------------------------------------------

   Net sales increased 18.9%, or $5.7 million, to $36.1 million from $30.4 million for the three months ended December 31, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $2.7 million of the increase in net sales, while same store sales increased $3.0 million. Same store sales increased 9.9% versus the same quarter last year. Gases and cylinder revenue represented 60.7% of net sales for the three months ended December 31, 2000, with hard goods representing 39.3%. In comparison, net sales for the three months ended December 31, 1999 reflected gases and cylinder revenue as 56.7% and hard goods as 43.3%. The increase in gases and cylinder revenue as a percentage of total net sales reflects, primarily, the improvement in same store sales and the impact of the product mix of acquisitions made over the last twelve months.

   Gross profit, which excludes depreciation and amortization, increased 19.2%, or $2.9 million, to $18.4 million from $15.5 million for the three months ended December 31, 2000 and 1999, respectively. Acquisitions made during the last twelve months contributed $1.4 million of the change with same stores gross profit increasing $1.5 million. Gross profit as a percentage of net sales was 51.0% for the three months ended December 31, 2000, compared to 50.9% for the three months ended December 31, 1999.

   Operating and administrative expenses increased 17.7%, or $1.8 million, to $12.2 million from $10.4 million for the three months ended December 31, 2000 and 1999, respectively. Of this increase, $1.0 million was related to acquired businesses while base business expenses increased $0.8 million. Operating and administrative expenses as a percentage of sales were 34.0% for the three months ended December 31, 2000, as compared to 34.4% for the same quarter in 1999.

   Depreciation and amortization expense increased $0.4 million for the three months ended December 31, 2000 compared to the same period in 1999, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.3 million for the quarter, reflecting primarily the financing of acquisitions made during the last twelve months partially offset by the Company's adoption of SFAS No.133, which reduced interest expense by $0.1 million.

   Net earnings increased 26.7% to $1.2 million for the three months ended December 31, 2000 compared to $0.9 million for the prior year quarter.

Comparison of Six Months Ended December 31, 2000 and 1999
---------------------------------------------------------

   Net sales increased 18.7%, or $10.6 million, to $67.5 million from $56.9 million for the six months ended December 31, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $5.8 million of the increase in net sales, while same store sales increased $4.8 million. Same store sales increased 8.4% versus the same period last year. Gases and cylinder revenue represented 58.1% of net sales for the six months ended December 31, 2000, with hard goods representing 41.9%. In comparison, net sales for the six months ended December 31, 1999 reflected gases and cylinder revenue as 54.8% and hard goods as 45.2%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 19.4%, or $5.7 million, to $35.0 million from $29.3 million for the six months ended December 31, 2000 and 1999, respectively. Acquisitions made during the preceding twelve months contributed $3.2 million of the increase in gross profit, while the gross profit in the base business increased $2.5 million. Gross profit as a percentage of net sales was 51.9% for the six months ended December 31, 2000, compared to 51.6% for the six months ended December 31, 1999. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 19.3%, or $3.8 million, to $23.8 million from $20.0 million for the six months ended December 31, 2000 and 1999, respectively. Of this increase, $2.4 million was related to acquired businesses and the remaining $1.4 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales were 35.3% for the six months ended December 31, 2000 as compared to 35.1% for the same period in 1999.

   Depreciation and amortization expense increased $0.7 million for the six months ended December 31, 2000 compared to the same period in 1999, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $0.5 million for the six months ended December 31, 2000, reflecting the financing of acquisitions made during the last twelve months, partially offset by the Company's adoption of SFAS No. 133 which reduced interest expense by $0.2 million.

   Net earnings increased 25.7% to $2.0 million for the six months ended December 31, 2000 compared to $1.6 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At December 31, 2000, the Company had working capital of approximately $16.0 million. Funds provided by operations for the six months ended December 31, 2000 were approximately $2.2 million. Funds used for investing activities were approximately $5.5 million for the six months ended December 31, 2000, consisting primarily of capital spending and an acquisition. Sources of funds from financing activities for the six months ended December 31, 2000 were approximately $3.1 million from net borrowings. The Company's cash balance decreased $.2 million during the six months to $0.6 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of

$75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 8.9% as of December 31, 2000. As of December 31, 2000, availability under the revolving loan was approximately $34.8 million, with outstanding borrowings of approximately $59.0 million and outstanding letters of credit of approximately $6.2 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 2000 was $11.1 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

   The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counter parties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

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

   As of December 31, 2000, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.0% versus a receive rate of 6.6%.

   The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of the distributor's business. This option becomes exercisable beginning in the year 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

SUBSEQUENT EVENTS

     On January 17, 2001, the Company acquired substantially all of the assets of Burton C. French, Inc., a welding supply distributor having approximately $1.5 million in annualized sales. This transaction was financed through the Company's credit facility.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 2000. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

   There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the six months ended December 31, 2000. As of December 31, 2000 the Company's average pay rate for these swaps was 6.0% compared to its average receipt rate of 6.6%.


                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  See the Exhibit Index on page 17.

(b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY NATIONAL GASES INCORPORATED


February 13, 2000                       /s/ Robert D. Scherich
                                        -----------------------------------
                                        Robert D. Scherich
                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number     Description
--------------     -----------

                   None