Form 10-Q
period 2001-03-31
VALLEY NATIONAL GASES INC
filed 2001-05-15
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2001

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


                      Yes   X       No
                         -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at May 14, 2001
          -----                              ---------------------------
Common stock, $0.001 par value                          9,347,584

================================================================================

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

     ITEM 1  Condensed Consolidated Balance Sheets as of June 30, 2000
             and March 31, 2001                                               3

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2000 and 2001                       5

             Condensed Consolidated Statements of Operations for the
             Nine Months Ended March 31, 2000 and 2001                        6

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended March 31, 2000 and 2001                        7

             Notes to Condensed Consolidated Financial Statements             8

     ITEM 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

     ITEM 3  Quantitative and Qualitative Disclosures About Market Risk      16


PART II  OTHER INFORMATION

     ITEM 6  Exhibits and Reports on Form 8-K                                16

     SIGNATURES                                                              17

     EXHIBIT INDEX                                                           18

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                                                                            June 30,             March 31,
                                                                              2000                 2001
                                                                          ------------         ------------
                                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $    769,564         $    261,531
    Accounts receivable, net of allowance for doubtful accounts of
       $586,698 and $589,198, respectively                                  16,131,425           17,687,583
    Inventory                                                               13,748,347           15,502,721
    Prepaids and other                                                         920,159            1,225,110
                                                                          ------------         ------------
                  Total current assets                                      31,569,495           34,676,945
                                                                          ------------         ------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        88,000               88,000
    Buildings and improvements                                               5,026,630            5,239,576
    Equipment                                                               65,774,656           70,468,287
    Transportation equipment                                                11,654,109           12,672,224
    Furniture and fixtures                                                   4,579,751            5,006,778
                                                                          ------------         ------------
                  Total property, plant and equipment                       87,123,146           93,474,865

    Accumulated depreciation                                               (32,901,262)         (36,651,585)
                                                                          ------------         ------------
                  Net property, plant and equipment                         54,221,884           56,823,280
                                                                          ------------         ------------
OTHER ASSETS:
    Intangibles, net of amortization of
     $14,752,111 and $14,977,161, respectively                              44,348,795           41,956,416
    Deposits and other assets                                                1,803,118            2,350,555
                                                                          ------------         ------------
                  Total other assets                                        46,151,913           44,306,971
                                                                          ------------         ------------
TOTAL ASSETS                                                              $131,943,292         $135,807,196
                                                                          ============         ============


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY         June 30,              March 31,
                                                          2000                  2001
                                                      ------------          ------------
                                                                             (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt              $  7,064,877          $  6,775,862
    Bank overdraft                                       1,460,492                    --
    Accounts payable, trade                              5,751,892             6,615,607
    Accrued compensation and employee benefits           3,346,283             3,548,655
    Other current liabilities                            2,678,345             4,096,892
                                                      ------------          ------------
                  Total current liabilities             20,301,889            21,037,016

LONG-TERM DEBT, less current maturities                 68,818,457            67,797,584
DEFERRED TAX LIABILITY                                  10,624,109            10,830,974
OTHER LONG-TERM LIABILITIES                              1,544,525             3,476,644
                                                      ------------          ------------
                  Total liabilities                    101,288,980           103,142,218
                                                      ------------          ------------
STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares                                 9,620                 9,620
    Paid-in-capital                                     19,269,338            19,269,338
    Retained earnings                                   13,638,782            16,913,980
  Accumulated other comprehensive loss                          --            (1,264,532)
  Treasury stock at cost, 272,500 shares                (2,263,428)           (2,263,428)
                                                      ------------          ------------
                  Total stockholders' equity            30,654,312            32,664,978
                                                      ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $131,943,292          $135,807,196
                                                      ============          ============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      ------------------------------
                                                                         2000               2001
                                                                      -----------        -----------
NET SALES                                                             $36,822,963        $41,060,313
COST OF PRODUCTS SOLD, excluding depreciation and amortization         18,654,262         20,441,576
                                                                      -----------        -----------
                  Gross profit                                         18,168,701         20,618,737
                                                                      -----------        -----------
EXPENSES:
    Operating and administrative                                       11,959,542         13,790,806
    Depreciation and amortization                                       2,542,403          2,509,861
                                                                      -----------        -----------
                  Total expenses                                       14,501,945         16,300,667
                                                                      -----------        -----------
                  Income from operations                                3,666,756          4,318,070

Interest expense                                                        1,476,451          2,167,641
OTHER INCOME, NET                                                          80,032            130,679
                                                                      -----------        -----------
EARNINGS BEFORE INCOME TAXES                                            2,270,337          2,281,108

PROVISION FOR INCOME TAXES                                                998,948          1,003,687
                                                                      -----------        -----------
NET EARNINGS                                                          $ 1,271,389        $ 1,277,421
                                                                      ===========        ===========

BASIC EARNINGS PER SHARE                                              $      0.14        $      0.14
DILUTED EARNINGS PER SHARE                                                   0.14               0.14
WEIGHTED AVERAGE SHARES:
   Basic                                                                9,347,584          9,347,584
   Diluted                                                              9,354,439          9,371,400


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2000                2001
                                                                      -----------        ------------
NET SALES                                                             $93,651,031        $108,537,349
COST OF PRODUCTS SOLD, excluding depreciation and amortization         46,150,301          52,884,377
                                                                      -----------        ------------
                  Gross profit                                         47,500,730          55,652,972
                                                                      -----------        ------------
EXPENSES:
    Operating and administrative                                       31,924,054          37,615,174
    Depreciation and amortization                                       6,955,264           7,599,821
                                                                      -----------        ------------
                  Total expenses                                       38,879,318          45,214,995
                                                                      -----------        ------------
                  Income from operations                                8,621,412          10,437,977

Interest expense                                                        3,772,360           4,974,415
OTHER INCOME, NET                                                         259,990             385,003
                                                                      -----------        ------------
EARNINGS BEFORE INCOME TAXES                                            5,109,042           5,848,565

PROVISION FOR INCOME TAXES                                              2,247,978           2,573,368
                                                                      -----------        ------------
NET EARNINGS                                                          $ 2,861,064        $  3,275,197
                                                                      ===========        ============

BASIC EARNINGS PER SHARE                                              $      0.31        $       0.35
DILUTED EARNINGS PER SHARE                                                   0.31                0.35
WEIGHTED AVERAGE SHARES                                                 9,347,584           9,347,584
DILUTED AVERAGE SHARES                                                  9,350,348           9,366,079





   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                        March 31,
                                                             ---------------------------------
                                                                 2000                 2001
                                                             ------------         ------------
Net cash provided by operating activities                    $  5,889,437         $  8,683,689
                                                             ------------         ------------
Cash flows from investing activities:
    Proceeds from disposal of assets                              231,545              183,316
    Purchases of property and equipment                        (4,619,393)          (5,896,877)
    Business acquisitions, net of cash acquired                (9,752,174)          (1,615,901)
                                                             ------------         ------------
           Net cash used by investing
             activities                                       (14,752,174)          (7,329,462)

Cash flows from financing activities:
    Proceeds from borrowings                                   21,453,074           31,341,374
    Principal payments on loans                               (11,916,538)         (33,203,634)
                                                             ------------         ------------

                       Net cash provided by (used by)
                         financing activities                   9,536,536           (1,862,260)
                                                             ------------         ------------
Net change in cash and cash equivalents                         1,285,951             (508,033)
Cash and cash equivalents, beginning of period                    224,708              769,564
                                                             ------------         ------------
Cash and cash equivalents, end of period                     $  1,510,659         $    261,531
                                                             ============         ============
Supplemental cash flow information:
    Cash payments for interest                               $  3,327,904         $  4,551,762
                                                             ============         ============
    Cash payments for income taxes                           $    901,280         $  1,324,746
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                               June 30, 2000        March 31, 2001
                               -------------        --------------
                                                     (Unaudited)

             Hardgoods          $11,943,855          $13,669,745
             Gases                1,804,492            1,832,976
                                -----------          -----------
                                $13,748,347          $15,502,721
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

   During the nine months ended March 31, 2001, the Company purchased three businesses. The largest of these acquisitions and the effective date was Titan Welding Supply, Ltd. (September 2000).

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:



                                                        Nine Months Ended
                                                         March 31, 2001
                                                        -----------------
                                                           (Unaudited)

Cash paid                                                  $1,628,539
Notes issued to sellers                                       161,000
Notes payable and capital leases assumed                      31,722
Other liabilities assumed and acquisition costs               359,650
                                                           ----------
Total purchase price allocated to assets acquired          $2,180,911
                                                           ==========


4. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                                                        June 30, 2000        March 31, 2001
                                                                                        -------------        --------------
                                                                                                               (Unaudited)
Revolving note, interest at LIBOR plus 1.875% payable monthly through
    April 2003. Secured by the assets of the Company                                     $51,880,202           $55,635,897

Termnote, interest at LIBOR plus 1.875% payable monthly through October 2003
    Secured by the assets of the Company                                                   8,314,565             6,395,810

Notepayable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company                                                          2,732,298             2,049,223

Individuals and corporations, mortgages and notes, interest at 3.7% to 10.00%,
    payable at various dates through 2010                                                 13,090,893            10,611,129
                                                                                         -----------           -----------
                                                                                          76,017,958            74,692,059
                  Original issue discount                                                   (134,624)             (118,613)
                  Current maturities                                                      (7,064,877)           (6,775,862)
                                                                                         -----------           -----------
Total long-term debt                                                                     $68,818,457           $67,797,584
                                                                                         ===========           ===========

Prime rate was 8.00% and LIBOR was 5.10% at March 31, 2001.

    On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.9% as of March 31, 2001. As of March 31, 2001, availability under the revolving loan was approximately $38.3 million, with outstanding borrowings of approximately $55.6 million and outstanding letters of credit of approximately $5.9 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 228,850 shares of common stock were outstanding during the nine months and quarter ended March 31, 2001 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the period.

                                                                 Three Months Ended                   Nine Months Ended
                                                                      March 31,                           March 31,
                                                             ---------------------------          ---------------------------
                                                                2000            2001                 2000             2001
                                                             ----------       ----------          ----------       ----------
Net earnings available for common stock                      $1,271,389       $1,277,421          $2,861,064       $3,275,197
                                                             ==========       ==========          ==========       ==========

Basic earnings per common share:
Weighted average common shares                                9,347,584        9,347,584           9,347,584        9,347,584
                                                             ==========       ==========          ==========       ==========
Basic earnings per common share                              $     0.14       $     0.14          $     0.31       $     0.35
                                                             ==========       ==========          ==========       ==========

Diluted earnings per common share:
Weighted average common shares                                9,347,584        9,347,584           9,347,584        9,347,584
Shares issuable from assumed conversion of common
stock equivalents                                                 6,855           23,816               2,764           18,495
Weighted average common and common equivalent shares          9,354,439        9,371,400           9,350,348        9,366,079
                                                             ==========       ==========          ==========       ==========
Diluted earnings per common share                            $     0.14       $     0.14          $     0.31       $     0.35
                                                             ==========       ==========          ==========       ==========

6.  SUBSEQUENT EVENTS
    -----------------

    On April 2, 2001, the Company acquired the assets of the Moorefield, WV and Franklin, WV operations of Dixie Gas and Oil, Inc., propane distributors having approximately $2.5 million in annualized sales. This transaction was financed through the Company's credit facility.

   On April 26, 2001, the Company entered into an agreement to acquire eight branches from Air Liquide America Corporation. These branches, which include the three branches of Tampa Oxygen & Welding Supply, have approximately $11.0 million in annual sales. This transaction is expected to be completed on or about May 16, 2001 and will be financed through the Company's credit facility.

7.       COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, were as follows:


                                                                             Nine Months Ended
                                                                                 March 31,
                                                                        ----------------------------
                                                                           2000              2001
                                                                        ----------       -----------
Net earnings                                                            $2,861,064       $ 3,275,197
Cumulative effect of change in
accounting principle, net of tax                                                --           213,289

Change in net unrealized losses on derivatives designated as cash
flow hedges, net of tax                                                         --        (1,477,821)
                                                                        ----------       -----------
Comprehensive income                                                    $2,861,064       $ 2,010,665
                                                                        ==========       ===========

   Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

8.       DERIVATIVES AND HEDGING ACTIVITIES

   On July 1, 2000, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. The current quarter and nine month results include an increase of interest expense of $559,159 and $336,309, respectively, to reflect a decrease in the fair market value of options related to the Company's interest rate swap agreements.

   Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through July 2005. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $248,000 into earnings in the next 12 months.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in ten states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17.0% per year since the Company started business in 1958, increasing from $190,000 in that year to $141.0 million for the last twelve months. In fiscal 2000, gases accounted for approximately 39% of net sales, welding equipment and supplies accounted for approximately 45% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

   The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 49 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions may have, a dilutive effect upon the Company's income from operations and net income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 and 2000

   Net sales increased 11.5%, or $4.2 million, to $41.1 million from $36.9 million for the three months ended March 31, 2001 and 2000, respectively. Acquisitions made during the preceeding twelve months contributed $0.6 million of the increase in net sales, while same store sales increased $3.6 million. Same store sales increased 9.9% versus the same quarter last year. Gases and cylinder revenue represented 65.1% of net sales for the three months ended March 31, 2001, with hard goods representing 34.9%. In comparison, net sales for the three months ended March 31, 2000 reflected gases and cylinder revenue as 57.5% and hard goods as 42.5%. The increase in gases and cylinder revenue as a percentage of total net sales reflects, primarily, the improvement in same store sales and the impact of the product mix of acquisitions made over the last twelve months.

   Gross profit, which excludes depreciation and amortization, increased 13.5%, or $2.5 million, to $20.6 million from $18.1 million for the three months ended March 31, 2001 and 2000, respectively. Acquisitions made during the last twelve months contributed $0.3 million of the change with same stores gross profit increasing $2.2 million.

Gross profit as a percentage of net sales was 50.2% for the three months ended March 31, 2001, compared to 49.3% for the three months ended March 31, 2000.

   Operating and administrative expenses increased 15.3%, or $1.8 million, to $13.8 million from $12.0 million for the three months ended March 31, 2001 and 2000, respectively. Of this increase, $0.3 million was related to acquired businesses while base business increased $1.5 million. Operating and administrative expenses as a percentage of sales were 33.6% for the three months ended March 31, 2001, as compared to 32.5% for the same quarter in 2000.

   Depreciation and amortization expense remained the same for the three months ended March 31, 2001 compared to the same period in 2000.

   Interest expense increased $0.6 million for the quarter, reflecting primarily the Company's adoption of SFAS No.133.

   Net earnings remained the same for the three months ended March 31, 2001 compared to the same period in 2000.

Comparison of Nine Months Ended March 31, 2001 and 2000

   Net sales increased 15.9%, or $14.9 million, to $108.5 million from $93.6 million for the nine months ended March 31, 2001 and 2000, respectively. Acquisitions made during the preceding twelve months contributed $6.4 million of the increase in net sales, while same store sales increased $8.5 million. Same store sales increased 9.1% versus the same period last year. Gases and cylinder revenue represented 60.7% of net sales for the nine months ended March 31, 2001, with hard goods representing 39.3%. In comparison, net sales for the nine months ended March 31, 2000 reflected gases and cylinder revenue as 55.8% and hard goods as 44.2%. This change in sales mix reflects the effect of acquisitions made during the preceding twelve months and the before mentioned factors that affected same store sales.

   Gross profit, which excludes depreciation and amortization, increased 17.2%, or $8.1 million, to $55.6 million from $47.5 million for the nine months ended March 31, 2001 and 2000, respectively. Acquisitions made during the preceeding twelve months contributed $3.5 million of the increase in gross profit, while the gross profit in the base business increased $4.6 million. Gross profit as a percentage of net sales was 51.3% for the nine months ended March 31, 2001, compared to 50.7% for the nine months ended March 31, 2000. This change reflected an increase in the proportion of gas and cylinder rent sales, which have a higher gross profit margin as a percentage of net sales than hardgoods.

   Operating and administrative expenses increased 17.8%, or $5.7 million, to $37.6 million from $31.9 million for the nine months ended March 31, 2001 and 2000, respectively. Of this increase, $2.7 million was related to acquired businesses and the remaining $3.0 million reflected increases on a same store basis. Operating and administrative expenses as a percentage of sales were 34.7% for the nine months ended March 31, 2001, as compared to 34.1% for the same period in 2000.

   Depreciation and amortization expense increased $0.6 million for the nine months ended March 31, 2001 compared to the same period in 2000, reflecting the increase from acquisitions made during the last twelve months.

   Interest expense increased $1.2 million for the nine months ended March 31, 2001, reflecting the financing of acquisitions made during the last twelve months and the Company's adoption of SFAS No. 133 which increased interest expense by $0.3 million.

   Net earnings increased 14.5% to $3.3 million for the nine months ended March 31, 2001 compared to $2.9 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At March 31, 2001, the Company had working capital of approximately $13.6 million. Funds provided by operations for the nine months ended March 31, 2001 were approximately $8.7 million. Funds used for investing activities were approximately $7.3 million for the nine months ended March 31, 2001, consisting primarily of capital spending and an acquisition. Uses of funds from financing activities for the nine months ended March 31, 2001 were approximately $1.9 million from net principal payments. The Company's cash balance decreased $0.5 million during the nine months to $0.3 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.9% as of March 31, 2001. As of March 31, 2001, availability under the revolving loan was approximately $38.3 million, with outstanding borrowings of approximately $55.6 million and outstanding letters of credit of approximately $5.9 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. The Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 2001 was $12.7 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

   As of March 31, 2001, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 5.1%.

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

SUBSEQUENT EVENTS

    On April 2, 2001, the Company acquired the assets of the Moorefield, WV and Franklin, WV operations of Dixie Gas and Oil, Inc., propane distributors having approximately $2.5 million in annualized sales. This transaction was financed through the Company's credit facility.

   On April 26, 2001, the Company entered into an agreement to acquire eight branches from Air Liquide America Corporation. These branches, which include the three branches of Tampa Oxygen & Welding Supply, have approximately $11.0 million in annual sales. This transaction is expected to be completed on or about May 16, 2001 and will be financed through the Company's credit facility.

CAUTIONARY STATEMENTS

   This form 10-Q contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Important factors that may affect the Company's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the Company's ability to (i)accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into the Company's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel, (viii) maintain good relationships with suppliers and locate alternative suppliers if needed, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 1999. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.

   There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the nine months ended March 31, 2001. As of March 31, 2001 the Company's average pay rate for these swaps was 5.9% compared to its average receive rate of 5.1%.



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



                                       VALLEY NATIONAL GASES INCORPORATED



May 15, 2001                           /s/ Robert D. Scherich
                                       -----------------------------------
                                       Robert D. Scherich
                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   -------------------------------------------------------------

None