Form 10-K405
period 2001-06-30
VALLEY NATIONAL GASES INC
filed 2001-09-28
CIK 1030715

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

       For the fiscal year ended June 30, 2001
                                       or

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
----------------------------------------          -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on September 4, 2001, as reported on the American Stock Exchange, was $10,624,656.

     As of September 13, 2001, the Company had outstanding 9,347,584 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 23, 2001 are incorporated by reference in response to Part III.

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

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

     Valley National Gases, Incorporated (the "Company") is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. The Company's net sales have grown at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $141.3 million in fiscal 2001. In fiscal 2001, gases accounted for approximately 44% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

     The Company's gas operations consist primarily of the packaging and mixing of industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and the transportation of these cylinders to customers from one of the Company's 66 distribution and retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of the Company's cylinders. The Company owns approximately 486,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic tanks and propane tanks which are also rented to bulk gas customers. The Company owns approximately 25,000 bulk propane tanks and 367 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to aggressively pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 67 acquisitions. Since July 1, 2000, the Company has acquired five independent distributors, adding approximately $16 million in annualized sales. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Acquisitions will be financed primarily with borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

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

     This segment of the industry is estimated to have sales of $8 billion in the United States, including sales of welding equipment and supplies. Participants in this segment can be further divided into two groups, large multi-state distributors with annual sales exceeding $25 million, and smaller, privately owned companies with few or single locations and annual sales below $25 million. Management believes that large, multi-state distributors, including the Company, account for approximately 50% of sales in the packaged gas segment. Management estimates that the remaining sales are generated by approximately 750 smaller distributors, many of which it believes are potential candidates for acquisition by larger distributors in the current wave of industry consolidation.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of 67 distributors. The Company's acquisitions historically have been financed, and the Company expects that future acquisitions will be financed, primarily with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its common stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

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

     The Company strives to utilize to the fullest extent its existing management resources. The Company places responsibility of operating and financial responsibility at the local market level, thereby eliminating a layer of management and improving communication. These changes also allowed the Company to redirect the focus of certain key management members on important operating issues, such as system logistics, training, budgeting and overall operating performance, that are vital to managing the Company's growth.

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

     In fiscal 2001, the Company sold approximately twenty one million gallons of propane to approximately 32,000 residential, commercial and industrial users. The Company believes that it is now the twenty-ninth largest distributor of propane in an industry comprised of approximately 7,500 companies. Propane sales accounted for approximately 21% of net sales in fiscal 2001. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facilities in West Mifflin, Pennsylvania and Canton, Ohio. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2001, acetylene accounted for approximately 3% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 1999, 2000 and 2001 for each of the following products and services:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              1999    2000    2001
                                                              ----    ----    ----
Gases.......................................................  39.8%   39.3%   44.3%
Welding equipment and supplies..............................  44.5    45.1    40.3
Cylinder rental and other...................................  15.7    15.6    15.4

CUSTOMERS

     The Company currently has more than 132,000 customers, none of which accounted for more than 1% of net sales in fiscal 2001. In fiscal 2001, approximately 10% of the Company's net sales were to metal production and fabrication customers. Other major industry categories represented by the Company's customer base include manufacturing at 15%, industrial at 10%, construction at 9%, services at 7%, health care at 5%, mining, oil and chemicals at 4% of net sales. The customer base also includes smaller distributors who are in close proximity to one of the Company's larger packaging facilities and find it economically advantageous to source certain products from the Company.

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

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to the costs associated with the delivery of cylinders. Therefore, the estimated aggregate national market of $8 billion consists of hundreds of regional markets with an estimated size of $5 million to $100 million in annual sales. The Company believes the average market size is approximately $25 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 85 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with the Company's suppliers to address difficult or innovative customer application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. The Company believes that electronic commerce conducted through the internet, ("e-commerce"), will become an important method in attracting as well as maintaining some customers in the future. The Company plans to continue developments in this area.

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

COMPETITION

     Competition is almost always on a regional market basis and is based primarily on customer loyalty, service and, to a lesser extent, price. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. The Company competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, Wisconsin and Florida. The Company believes it has a strong or leading position in most of the markets it serves.

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

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 57% of the Company's gas purchases in fiscal 2001. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 69 primary vendors, of which purchases from the top five vendors represented approximately 59% of total purchases in fiscal 2001. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

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

EMPLOYEES

     At June 30, 2001, the Company employed 697 people, of whom approximately 13% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 61% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

     The Company believes that continuing education is necessary for its employees to achieve and maintain the skills required to be effective in today's competitive environment. The Company provides a variety of training programs to its employees through modules maintained on the internet. This provides consistent, low-cost training across the entire organization. Key suppliers also provide employees product training relating primarily to welding and gas application technology at the Company's various locations.

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

ITEM 2.  PROPERTIES

     The Company owns approximately 486,000 cylinders, 25,000 bulk propane tanks and 367 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 66 industrial gas and welding supply distribution locations in 11 states, 29 of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of leased space in Wheeling, West Virginia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on April 10, 1997 on the Nasdaq National Market under the symbol "VNGI". On July 27, 1999, the Company's common stock began trading on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for the Company's common stock from July 1, 2000 to June 30, 2001 was:

YEAR ENDED JUNE 30, 2001:                                      HIGH      LOW
-------------------------                                      ----      ---
Fourth quarter..............................................  $4.950    $4.250
Third quarter...............................................  $4.750    $3.750
Second quarter..............................................  $4.250    $3.625
First quarter...............................................  $5.000    $3.875

YEAR ENDED JUNE 30, 2000:                                      HIGH      LOW
-------------------------                                      ----      ---
Fourth quarter..............................................  $6.000    $3.313
Third quarter...............................................  $4.250    $3.125
Second quarter..............................................  $4.000    $3.000
First quarter...............................................  $4.625    $3.125

     The reported last sale price of the company's common stock on the American Stock Exchange on September 20, 2001 was $5.50.

     On September 13, 2001, there were 103 record holders of the Company's common stock.

     The Company has not paid any cash dividends since its initial public offering, and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business.

     In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the bank's prior written consent. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in
Item 14.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 14 herein.

                                                           YEARS ENDED JUNE 30,
                                            --------------------------------------------------
                                            1997(1)    1998       1999       2000       2001
                                            -------    ----       ----       ----       ----
                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales...............................  $73,905   $95,031   $102,271   $126,080   $141,342
  Depreciation and amortization (2).......    6,673     9,086      8,328      9,386     10,173
  Operating income........................    4,493     7,848      9,458     11,263     12,928
  Interest expense (3)....................    2,158     3,116      4,114      5,334      6,619
  Income taxes (4)........................    3,655     2,052      2,350      2,836      3,059
  Net income (loss).......................     (845)    2,953      3,245      3,610      3,893
  Basic earnings per share................            $  0.31   $   0.32   $   0.39   $   0.42
  Diluted earnings per share..............            $  0.31   $   0.32   $   0.39   $   0.42
Pro forma basic earnings (loss) per share
  (5).....................................  $ (0.30)
Pro forma diluted earnings (loss) per
  share (5)...............................  $ (0.27)
Weighted average shares
  Basic...................................              9,620      9,531      9,348      9,348
  Diluted.................................              9,667      9,531      9,353      9,368
Pro forma weighted average shares (6)
  Basic...................................    7,573
  Diluted.................................    8,506
Balance Sheet Data:
  Working capital.........................    9,685     7,183      9,613     11,268     14,384
  Total assets............................   67,806    97,059    108,526    131,943    144,976
  Current portion of long-term debt.......    3,928     5,612      6,294      7,065      6,715
  Long-term debt..........................   28,787    48,656     56,242     68,818     76,415
  Other non-current liabilities (4).......    5,317     7,302      9,528     12,169     15,851
  Stockholders' equity....................   21,230    24,183     27,045     30,654     33,604

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

(3) Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133. Interest expense for fiscal year 2001 increased $0.5 million to record changes in the fair market value of the Company's interest rate swap agreements.

(4) Until April 10, 1997, the Company was treated as an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes. The Company terminated its S Corporation election in connection with the initial public offering of its common stock and became a C Corporation. Upon termination of the S Corporation election, the Company was required to recognize $3.9 million of deferred income taxes in the final quarter of fiscal year 1997.

(5) Reflects pro forma income taxes at 40% for periods prior to April 10, 1997.

(6) Fiscal year 1997 pro forma shares include shares assumed to be issued to cover the excess of S corporation distributions over current period earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $141.3 million in fiscal 2001. In fiscal 2001, gases accounted for approximately 44% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 51 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

                                                              AS A PERCENTAGE OF NET SALES
                                                                   YEARS ENDED JUNE 30
                                                              -----------------------------
                                                               1999       2000       2001
                                                               ----       ----       ----
Net sales...................................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..............................................    45.3       48.8       48.1
                                                               -----      -----      -----
Gross profit................................................    54.7       51.2       51.9
Operating and administrative expenses.......................    37.3       34.9       35.6
Depreciation and amortization...............................     8.2        7.4        7.2
                                                               -----      -----      -----
Income from operations......................................     9.2        8.9        9.1
Interest expense(1).........................................     4.0        4.2        4.7
Other income................................................     0.3        0.4        0.5
                                                               -----      -----      -----
Earnings before income taxes................................     5.5        5.1        4.9
Provision for income taxes..................................     2.3        2.2        2.2
                                                               -----      -----      -----
Net earnings................................................     3.2%       2.9%       2.7%
                                                               =====      =====      =====

---------------

(1) Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133. Interest expense for fiscal year 2001 increased $0.5 million to record changes in the fair market value of the Company's interest rate swap agreements.

  COMPARISON OF YEARS ENDED JUNE 30, 2001 AND 2000

     Net sales increased 12.1%, or $15.2 million, to $141.3 million from $126.1 million for the years ended June 30, 2001 and 2000, respectively. Acquisitions made during the preceding twelve months contributed $8.4 million of the increase in net sales, while same store sales growth contributed $6.8 million of the increase. Same store sales increased 5.4% over the prior year, reflecting the increase in sale of propane products as a result of internal growth and higher demand, partially offset by reduced demand for hard goods. Gases and cylinder income represented 59.7% of net sales for the year, with hard goods representing the remaining 40.3%. In comparison, net sales for the prior year reflected gases and cylinder income as 54.9% and hard goods as 45.1%.

     Gross profit, which excludes depreciation and amortization, increased 13.7%, or $8.9 million, to $73.4 million for the year, compared to $64.5 million for the prior year. Acquisitions made during the preceding twelve months contributed $4.5 million of the increase in gross profit, while same stores contributed $4.4 million of the increase. Gross profit as a percentage of net sales was 51.9% for the year, compared to 51.2% for the prior year.

     Operating and administrative expenses increased 14.6%, or $6.4 million, to $50.3 million for the year, compared to $43.9 million for the prior year. Of this increase, $3.5 million was related to acquired businesses, with the balance of the change, or $2.9 million, attributable to same store expenses. Depreciation and amortization expense increased $0.8 million for the year, primarily as a result of acquisitions made during the last twelve months.

     Interest expense increased 24.1%, or $1.3 million, to $6.6 million for the year, compared to $5.3 million for the prior year. This increase reflects the impact of additional borrowings related to acquisitions and the effect of adopting SFAS No. 133, which increased interest expense $0.5 million to record the changes in fair market value of the Company's interest rate swap agreements.

     The Company's effective tax rate was 44% for both fiscal year 2001 and 2000.

     Net earnings for the year were $3.9 million, compared to $3.6 million for the fiscal year ended June 30, 2000.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges increased 12.2%, or $2.6 million, to $23.7 million for the year, compared to $21.1 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

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

     At June 30, 2001, the Company had working capital of approximately $14.4 million. Funds provided by operations for the twelve months ended June 30, 2001 were approximately $13.5 million. Funds used for investing activities were approximately $20.3 million for the twelve months ended June 30, 2001, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the twelve months ended June 30, 2001 were approximately $6.6 million from net borrowings. The Company's cash balance decreased $0.2 million during the twelve months to $0.5 million.

     On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 5.7% as of June 30, 2001. As of June 30, 2001, availability under the revolving loan was approximately $29.0 million, with outstanding borrowings of approximately $65.6 million and outstanding letters of credit of approximately $5.4 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of April 30, 2001, the Company was not in compliance with the capital spending covenant and obtained a waiver for the non-compliance. As of June 30, 2001, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 2001 was $11.9 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

     As of June 30, 2001, the Company had $60 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 3.8%.

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

SUBSEQUENT EVENTS

     On August 1, 2001, the Company acquired substantially all of the assets of Buckeye Corporation and Mansfield Oxygen Corporation, welding supply distributors having approximately $2.5 million in combined annualized sales. These transactions were financed through the Company's credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated results for 2002.

     SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company adopted SFAS No. 142 effective July 1, 2001 and therefore, all goodwill will no longer be amortized to earnings. The Company will continue to amortize all non-goodwill intangible assets (i.e. non-compete agreements) over their existing remaining useful lives. The Company is required to complete a transitional goodwill impairment test for all goodwill, at the reporting unit level, by December 31, 2001 and is currently preparing for this test. The Company recorded goodwill amortization expense of $2.1 million in fiscal year 2001.

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

                                       EXPECTED MATURITY DATE
                                    FOR PERIODS ENDING JUNE 30,
                            --------------------------------------------   THERE              FAIR
                             2002      2003      2004      2005     2006   AFTER    TOTAL     VALUE
                             ----      ----      ----      ----     ----   -----    -----     -----
                                                         (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate..............  $ 4,157   $ 3,154   $ 2,004   $   743   $751   $964    $11,773   $ 9,694
  Average interest rate...     3.05%     3.99%     4.91%     6.23%  6.38%  4.76%
  Variable rate...........  $ 2,558   $68,160   $   640        --     --     --    $71,358   $71,358
  Average interest rate...     5.71%     5.71%     5.71%     5.71%    --     --
Interest rate swaps
  Fixed to variable.......  $60,000   $60,000   $55,000   $20,000     --     --              $(2,095)
  Average pay rate........     5.94%     5.45%     5.45%     5.25%    --     --
  Average receive rate....     3.83%     3.83%     3.83%     3.83%    --     --

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The directors and executive officers of the Company are as follows:

                                             YEARS
                                          EXPERIENCE
               NAME                 AGE   IN INDUSTRY                       POSITION
               ----                 ---   -----------                       --------
Gary E. West......................  64        31        Chairman of the Board of Directors
Lawrence E. Bandi.................  47        27        President, Chief Executive Officer, Director
John R. Bushwack..................  50        25        Executive Vice President, Secretary, Director
Robert D. Scherich................  41         5        Chief Financial Officer
Ben Exley, IV.....................  54         5        Director
James P. Hart.....................  47         5        Director
William A. Indelicato.............  62        32        Director
August E. Maier...................  72         8        Director
F. Walter Riebenack...............  62         2        Director

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

     LAWRENCE E. BANDI, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Bandi has served as President and Chief Executive Officer of the Company since March 1995 and April 1991, respectively, and as a director of the Company since March 1984. Mr. Bandi has held various positions with the Company since joining it in 1974. Mr. Bandi is a Director of the Ohio Valley Industrial and Business Development Corporation, a private corporation established for the purpose of attracting various business entities to West Virginia and serves on the Ohio County Development Authority Board, United Way Board, is a director of Special Wish Foundation and serves on the Board of Governors for West Virginia Northern Community College. Mr. Bandi received his Bachelor of Science degree in Accounting from Wheeling College and his Masters in Business Administration degree from Wheeling Jesuit College.

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

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. He served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation from April 1998 to May 2000 and served as Interim Executive Director during 1999. He served as the President of Ohio Valley Clarksburg, Inc. since 1987 and Bailey Drug Company from 1993 through 1997, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. 1994 through 2000, BankOne Wheeling-Steubenville N.A. 1991 through 2000 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

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

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of the Company in January 1999. He has served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc. since 1990, a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University and University of St. Francis in Fort Wayne, Indiana.

     The information called for by item 405 of Regulation S-K is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 23, 2001, in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 23, 2001, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 23, 2001, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 23, 2001, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

  (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 21, 2001
                                          /s/ LAWRENCE E. BANDI
                                          --------------------------------------
                                          Lawrence E. Bandi
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                         DATE
---------                                           -----                         ----

/s/ GARY E. WEST                      Chairman of the Board                September 21, 2001
----------------------------------
Gary E. West

/s/ LAWRENCE E. BANDI                 President, Chief Executive           September 21, 2001
----------------------------------    Officer, Director
Lawrence E. Bandi

/s/ JOHN R. BUSHWACK                  Executive Vice President,            September 21, 2001
----------------------------------    Secretary, Director
John R. Bushwack

/s/ ROBERT D. SCHERICH                Chief Financial Officer              September 21, 2001
----------------------------------
Robert D. Scherich

/s/ BEN EXLEY, IV                     Director                             September 21, 2001
----------------------------------
Ben Exley, IV

/s/ JAMES P. HART                     Director                             September 21, 2001
----------------------------------
James P. Hart

/s/ WILLIAM A. INDELICATO             Director                             September 21, 2001
----------------------------------
William A. Indelicato

/s/ AUGUST E. MAIER                   Director                             September 21, 2001
----------------------------------
August E. Maier

/s/ F. WALTER RIEBENACK               Director                             September 21, 2001
----------------------------------
F. Walter Riebenack

                       VALLEY NATIONAL GASES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of June 30, 2000 and 2001....  F-2
Consolidated Statements of Operations for the years ended
  June 30, 1999, 2000 and 2001..............................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1999, 2000 and 2001..........  F-4
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 2000 and 2001..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheets of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective July 1, 2000, the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania
  July 31, 2001

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 2001

                                                                  2000            2001
                                                                  ----            ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    769,564    $    542,720
  Accounts receivable, net of allowance for doubtful
    accounts of $586,698 and $597,898, respectively.........    16,131,425      16,263,030
  Inventory.................................................    13,748,347      16,303,257
  Prepaids and other........................................       920,159       1,380,950
                                                              ------------    ------------
       Total current assets.................................    31,569,495      34,489,957
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        88,000          88,000
  Buildings and improvements................................     5,026,630       5,344,429
  Equipment.................................................    65,774,656      75,229,048
  Transportation equipment..................................    11,654,109      13,023,381
  Furniture and fixtures....................................     4,579,751       5,177,088
                                                              ------------    ------------
       Total property, plant and equipment..................    87,123,146      98,861,946
Accumulated depreciation....................................   (32,901,262)    (37,123,059)
                                                              ------------    ------------
       Net property, plant and equipment....................    54,221,884      61,738,887
                                                              ------------    ------------
OTHER ASSETS:
  Intangibles, net of accumulated amortization of
    $14,752,111 and $16,164,468, respectively...............    44,348,795      46,979,165
                                                              ------------    ------------
  Deposits and other assets.................................     1,803,118       1,768,251
                                                              ------------    ------------
       Total other assets...................................    46,151,913      48,747,416
                                                              ------------    ------------
TOTAL ASSETS................................................  $131,943,292    $144,976,260
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  7,064,877    $  6,715,209
  Bank overdraft............................................     1,460,492         259,852
  Accounts payable..........................................     5,751,892       6,958,922
  Accrued compensation and employee benefits................     3,346,283       3,508,931
  Other current liabilities.................................     2,678,345       2,662,632
                                                              ------------    ------------
       Total current liabilities............................    20,301,889      20,105,546
LONG-TERM DEBT, less current maturities.....................    68,818,457      76,415,134
DEFERRED TAX LIABILITY......................................    10,624,109      11,612,787
OTHER LONG-TERM LIABILITIES.................................     1,544,525       3,238,607
                                                              ------------    ------------
       Total liabilities....................................   101,288,980     111,372,074
                                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share--
       Authorized, 30,000,000 shares Issued, 9,620,084
         shares, outstanding, 9,347,584 shares..............         9,620           9,620
  Paid-in-capital...........................................    19,269,338      19,269,338
  Retained earnings.........................................    13,638,782      17,531,623
  Accumulated other comprehensive loss......................            --        (942,967)
  Treasury stock at cost, 272,500 shares....................    (2,263,428)     (2,263,428)
                                                              ------------    ------------
    Total stockholders' equity..............................    30,654,312      33,604,186
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $131,943,292    $144,976,260
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                                        1999           2000           2001
                                                        ----           ----           ----
NET SALES.........................................  $102,270,600   $126,080,048   $141,341,862
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization....................................    46,332,129     61,547,537     67,941,623
                                                    ------------   ------------   ------------
       Gross profit...............................    55,938,471     64,532,511     73,400,239
                                                    ------------   ------------   ------------
EXPENSES:
  Operating and administrative....................    38,152,200     43,883,623     50,299,202
  Depreciation and amortization...................     8,328,309      9,385,625     10,173,078
                                                    ------------   ------------   ------------
       Total expenses.............................    46,480,059     53,269,248     60,472,280
                                                    ------------   ------------   ------------
       Income from operations.....................     9,457,962     11,263,263     12,927,959
                                                    ------------   ------------   ------------
INTEREST EXPENSE..................................     4,113,823      5,333,760      6,618,827
                                                    ------------   ------------   ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income....................       135,101        171,258        226,169
  Gain (loss) on disposal of assets...............       (37,750)       120,386         60,371
  Other income....................................       154,153        224,688        355,830
                                                    ------------   ------------   ------------
       Total other income.........................       251,504        516,332        642,370
                                                    ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES......................     5,595,643      6,445,835      6,951,502
PROVISION FOR INCOME TAXES........................     2,350,170      2,836,167      3,058,661
                                                    ------------   ------------   ------------
NET EARNINGS......................................  $  3,245,473   $  3,609,668   $  3,892,841
                                                    ============   ============   ============
Accretion of redeemable common stock..............       227,178             --             --
NET EARNINGS AVAILABLE FOR COMMON STOCK...........     3,018,295      3,609,668      3,892,841
                                                    ============   ============   ============
BASIC EARNINGS PER SHARE..........................          0.32           0.39           0.42
DILUTED EARNINGS PER SHARE........................          0.32           0.39           0.42
WEIGHTED AVERAGE SHARES:
  Basic...........................................     9,530,961      9,347,584      9,347,584
  Diluted.........................................     9,530,961      9,353,209      9,368,396

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                                                                   ACCUMULATED
                          COMMON STOCK         TREASURY STOCK                         OTHER                         TOTAL
                       ------------------   ---------------------    PAID-IN-     COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                        SHARES     AMOUNT   SHARES      AMOUNT        CAPITAL         LOSS         EARNINGS        EQUITY
                        ------     ------   ------      ------       --------         ----         --------        ------
BALANCE, June 30,
  1998...............  9,385,084   $9,385        --            --   $17,162,396             --    $ 7,010,819    $24,182,600
  Net income.........         --      --         --            --            --             --      3,245,473      3,245,473
  Purchase of
    treasury
    shares...........         --      --    272,500    (2,263,428)           --             --             --     (2,263,428)
Retirement of
  redeemable common
  stock..............    235,000     235         --            --     2,106,942             --       (227,178)     1,879,999
                       ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30,
  1999...............  9,620,084   9,620    272,500    (2,263,428)   19,269,338             --     10,029,114     27,044,644
  Net income.........         --      --         --            --            --             --      3,609,668      3,609,668
                       ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30,
  2000...............  9,620,084   9,620    272,500    (2,263,428)   19,269,338             --     13,638,782     30,654,312
  Net income.........         --      --         --            --            --             --      3,892,841      3,892,841
Cumulative effect of
  change in
  accounting
  principle, net of
  tax................         --      --         --            --            --        213,300             --        213,300
                       ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................         --      --         --            --            --     (1,528,904)            --     (1,528,904)
                       ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............                                                                  372,637                       372,637
                       =========   ======   =======   ===========   ===========    ===========    ===========    ===========
BALANCE, June 30,
  2001...............  9,620,084   $9,620   272,500   $(2,263,428)  $19,269,338    $  (942,967)   $17,531,623    $33,604,186
                       =========   ======   =======   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

                                                        1999           2000           2001
                                                        ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings....................................  $  3,245,473   $  3,609,668   $  3,892,841
  Adjustments to reconcile net earnings to net
     cash provided by operating activities--
       Amortization of SFAS No. 133 transition
          amount..................................            --             --        372,637
       Depreciation...............................     4,093,826      4,889,807      5,282,817
       Amortization...............................     4,234,368      4,495,818      4,890,261
       Loss (gain) on disposal of assets..........        37,750       (120,386)       (21,320)
       Change in deferred taxes...................     1,931,469      1,393,310        735,462
       Other long-term assets and liabilities.....      (565,043)      (544,349)       828,607
       Changes in operating assets and
          liabilities--
          Accounts receivable.....................       700,360     (2,160,664)       153,431
          Inventory...............................    (1,443,161)    (1,726,502)    (1,124,108)
          Prepaids and other......................      (797,498)       643,884       (802,508)
          Accounts payable........................      (785,546)     1,223,155       (131,384)
          Accrued compensation and employee
            benefits..............................       (73,578)      (214,039)        82,610
          Other current liabilities...............       369,520     (1,309,878)      (686,850)
                                                    ------------   ------------   ------------
            Net cash provided by operating
               activities.........................    10,947,940     10,179,824     13,472,496
                                                    ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets................        72,222        655,195        194,356
  Purchases of property and equipment.............    (7,471,569)    (6,390,650)    (6,769,469)
  Business acquisitions, net of cash acquired.....    (7,553,299)    (9,756,924)   (13,718,862)
                                                    ------------   ------------   ------------
            Net cash used by investing
               activities.........................   (14,952,646)   (15,492,379)   (20,293,975)
                                                    ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings........................    19,688,470     25,421,215     52,317,102
  Principal payments on loans.....................   (13,784,798)   (19,563,804)   (45,722,467)
  Purchase of treasury shares.....................    (2,263,428)            --             --
                                                    ------------   ------------   ------------
            Net cash provided by financing
               activities.........................     3,640,244      5,857,411      6,594,635
                                                    ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      (364,462)       544,856       (226,844)
CASH AND CASH EQUIVALENTS, beginning of period....       589,170        224,708        769,564
                                                    ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period..........  $    224,708   $    769,564   $    542,720
                                                    ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 2001

1.  ORGANIZATION:

     Valley National Gases Incorporated, a Pennsylvania corporation (the Company), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. The Company, through its consolidated subsidiaries has been in operation since 1958 and currently operates in ten states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                               2000           2001
                                                               ----           ----
Hard goods................................................  $11,943,855    $14,571,219
Gases.....................................................    1,804,492      1,732,038
                                                            -----------    -----------
                                                            $13,748,347    $16,303,257
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

CHANGE IN ACCOUNTING PRINCIPLE

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

COMPREHENSIVE INCOME

     Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the fiscal years ending June 30:

                                                    1999          2000          2001
                                                    ----          ----          ----
Net Income.....................................  $3,245,473    $3,609,668    $3,892,841
Cumulative effect of change in accounting
  principle, net of tax........................          --            --       213,300
Unrealized losses on derivatives, net of tax...          --            --    (1,156,267)
                                                 ----------    ----------    ----------
Other comprehensive loss.......................          --            --      (942,967)
                                                 ----------    ----------    ----------
Comprehensive Income...........................  $3,245,473    $3,609,668    $2,949,874
                                                 ==========    ==========    ==========

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

     The estimated fair values of the Company's financial instruments as of June 30, 2001 are as follows:

                                                             CARRYING         FAIR
                                                              AMOUNT          VALUE
                                                             --------         -----
Cash and cash equivalents.................................  $   542,720    $   542,720
Long-term debt............................................  $83,130,343    $81,052,047

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates which are based upon current market rates.

     The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At June 30, 2001 and 2000 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million and $55.0 million, respectively, from floating rates to fixed rates. The agreements outstanding at June 30, 2001 mature at various times between December 2002 and January 2006. The Company would have paid $2,095,366 and received $355,482 to settle its interest rate swap agreements at June 30, 2001 and 2000, respectively, which represents the fair value of these agreements. Due to the adoption of SFAS No. 133 effective July 1, 2000, the carrying value equals the fair value for these contracts at June 30, 2001. Fair value was estimated based on the mark-to market value of the contracts which closely approximates the amount the Company could receive or pay to terminate the agreements at year end.

     Based upon interest rates at June 30, 2001, the Company expects to recognize into earnings in the next 12 months net current liabilities of $292,431 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

     It is not practicable to estimate the fair value of the notes payable of the Company as no ready market exists for these instruments and comparable instruments available from outside the Company are not available.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the prospective adoption of this standard will have a material impact on its consolidated results for 2002.

     SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The Company adopted SFAS No. 142 effective July 1, 2001 and therefore, all goodwill will no longer be amortized to earnings. The Company will continue to amortize all non-goodwill intangible assets (i.e. non-compete agreements) over their existing remaining useful lives. The Company is required to complete a transitional goodwill impairment test for all goodwill, at the reporting unit level, by December 31, 2001 and is currently preparing for this test. The Company recorded goodwill amortization expense of $2.1 million in fiscal year 2001.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                      FOR THE YEAR ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          2000          2001
                                                    ----          ----          ----
Cash paid for certain items--
  Cash payments for interest...................  $3,143,083    $5,535,565    $6,324,734
  Cash payments for income taxes...............   1,323,545       905,280     1,755,075

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

     During fiscal 2001, the Company purchased five businesses. The largest of these acquisitions was Air Liquide America Corporation which was effective May 2001. The aggregate purchase price for all acquisitions amounted to approximately $14,384,000.

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

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                 1999           2000           2001
                                                 ----           ----           ----
Cash paid...................................  $ 5,578,952    $ 9,861,746    $13,731,500
Notes issued to sellers.....................    2,198,360      2,000,000        161,000
Notes payable and capital leases assumed....        7,027      2,239,789         31,722
Other liabilities assumed and acquisition
  costs.....................................    2,368,857      3,150,000        459,650
                                              -----------    -----------    -----------
Total purchase price allocated to assets
  acquired..................................  $10,153,196    $17,251,535    $14,383,872
                                              ===========    ===========    ===========

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 2000 and 2001, illustrate the estimated effects of the 2000 and 2001 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                         YEAR ENDED JUNE 30,
                                             -------------------------------------------
                                                 1999           2000            2001
                                                 ----           ----            ----
Net sales..................................  $107,205,000   $130,717,000    $154,110,000
Net earnings before income taxes...........     5,130,000      5,743,000       7,429,000
Pro forma net earnings.....................     2,975,000      3,216,000       4,160,000
Pro forma diluted earnings per share.......          0.31           0.34            0.44

4.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 1999, 2000 and 2001.

5.  INTANGIBLE ASSETS:

     Intangible assets were recorded at the date of acquisition at their allocated cost. Amortization is provided over the estimated useful lives of the assets as disclosed below:

                              AMORTIZATION    ORIGINAL     ACCUMULATED     BALANCE AT      BALANCE AT
                                 PERIOD         COST       AMORTIZATION   JUNE 30, 2001   JUNE 30, 2000
                              ------------    --------     ------------   -------------   -------------
Non-competition
  agreements................    2-7 years    $15,567,774   $ 8,433,905     $ 7,133,869     $ 9,106,316
Consulting agreements.......    1-5 years      1,063,771       739,981         323,790         413,233
Goodwill....................  15-20 years     45,182,400     6,628,567      38,553,833      33,938,660
Other.......................   2-15 years      1,329,688       362,015         967,673         890,586
                                             -----------   -----------     -----------     -----------
                                             $63,143,633   $16,164,468     $46,979,165     $44,348,795
                                             ===========   ===========     ===========     ===========

6.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                               2000           2001
                                                               ----           ----
Revolving note, interest at LIBOR plus 2.125% and 1.875%
  as of 2000 and 2001, respectively payable monthly
  through April 2003. Secured by the assets of the
  Company.................................................  $51,880,202    $65,601,201
Term note, interest at LIBOR plus 2.125% and 1.875% as of
  2000 and 2001, respectively payable monthly through
  October 2003. Secured by the assets of the Company......    8,314,565      5,756,225
Note payable, interest at 6.6% payable annually through
  October 2003. Secured by certain assets of the
  Company.................................................    2,732,298      2,049,224
Individuals and corporations, mortgages and notes,
  interest at 3.7% to 10.00%, payable at various dates
  through 2010............................................   13,090,893      9,837,125
                                                            -----------    -----------
                                                             76,017,958     83,243,775
Original issue discount...................................     (134,624)      (113,432)
Current maturities........................................   (7,064,877)    (6,715,209)
                                                            -----------    -----------
  Total long-term debt....................................  $68,818,457    $76,415,134
                                                            ===========    ===========

     The prime rate was 9.50% and 6.75% at June 30, 2000 and 2001, respectively. The libor rate was 6.68% and 3.83% at June 30, 2000 and 2001, respectively.

     On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note remained unchanged and has a scheduled maturity date of October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 5.7% as of June 30, 2001. As of June 30, 2001, availability under the revolving loan was approximately $29.0 million, with outstanding borrowings of approximately $65.6 million and outstanding letters of credit of approximately $5.4 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of April 30, 2001, the Company was not in compliance with the capital spending covenant and obtained a waiver for the non-compliance.

     The schedule of maturities as amended for the credit agreements for the next five years and thereafter is as follows as of June 30, 2001:

FISCAL YEAR ENDING JUNE 30,
---------------------------
       2002.................................................   $ 6,715,209
       2003.................................................    71,313,608
       2004.................................................     2,643,544
       2005.................................................       742,653
       2006.................................................       750,808
       Thereafter...........................................       964,521
                                                               -----------
       Total................................................   $83,130,343
                                                               ===========

7.  PENSION PLANS:

     The Company sponsors a defined contribution pension plan for employees. All employees are eligible to participate in the Company-sponsored plan after meeting the age and service requirements. Contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $624,272, $719,126 and $892,849 respectively, in fiscal year 1999, 2000 and
2001.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional contributions to the pension plan. In 1999, 2000 and 2001, the amount of additional contributions to be distributed to the employees' pension plan amounted to $55,964, $149,888 and $142,604 respectively.

     Certain management employees are provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the supplemental retirement benefits plans charged to expense were $32,000, $67,583 and $44,304 respectively, in fiscal year 1999, 2000 and 2001.

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

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                      ----         ----         ----
Net earnings available for common stock..........  $3,018,295   $3,609,668   $3,892,841
                                                   ==========   ==========   ==========
Basic earnings per common share:
Weighted average common shares...................   9,530,961    9,347,584    9,347,584
                                                   ==========   ==========   ==========
Basic earnings per common share..................  $     0.32   $     0.39   $     0.42
                                                   ==========   ==========   ==========
Diluted earnings per common share:
Weighted average common shares...................   9,530,961    9,347,584    9,347,584
Shares issuable from assumed conversion of common
  stock Equivalents..............................          --        5,625       20,812
                                                   ----------   ----------   ----------
Weighted average common and common equivalent
  shares.........................................   9,530,961    9,353,209    9,368,396
                                                   ==========   ==========   ==========
Diluted earnings per common share................  $     0.32   $     0.39   $     0.42
                                                   ==========   ==========   ==========

     Options to purchase 177,000, 222,750 and 221,375 shares of common stock were outstanding during fiscal years 1999, 2000 and 2001, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

9.  LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2010, with options to renew for periods of three to five years. Lease expenses charged to operations were $3,416,233, $3,844,848 and 4,047,918 respectively, in fiscal year 1999, 2000 and 2001.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

FISCAL YEAR ENDING JUNE 30,                       REAL ESTATE   EQUIPMENT      TOTAL
---------------------------                       -----------   ---------      -----
       2002.....................................  $ 3,156,835   $136,584    $ 3,293,419
       2003.....................................    3,134,231    135,684      3,269,915
       2004.....................................    2,686,702    125,784      2,812,486
       2005.....................................    2,591,500    125,784      2,717,284
       2006.....................................    2,334,679    125,784      2,460,463
                                                  -----------   --------    -----------
       Totals...................................  $13,903,947   $649,620    $14,553,567
                                                  ===========   ========    ===========

10.  RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                      1999         2000         2001
                                                      ----         ----         ----
Transactions--
  Lease of buildings and equipment...............  $2,212,887   $2,252,065   $2,261,257
  Rental of aircraft.............................      87,432       85,884       85,884

     The Company has entered into a master lease agreement for virtually all of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,988,487 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

     Pursuant to a Consulting Agreement, the Company retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, a director of the company to support Mr. Indelicato in providing consulting services. The Company pays Mr. Indelicato a monthly retainer fee of $4,352, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 1999, 2000 and 2001 totaled $239,984, $181,607 and $226,270 respectively. This agreement has a one year term and can be renewed upon the agreement of both parties.

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

     The following summarizes the activity under the 1997 Plan:

                                                              EXERCISE     NUMBER OF
                                                                PRICE        SHARES
                                                              PER SHARE   OUTSTANDING
                                                              ---------   -----------
Outstanding, June 30, 1998..................................    $8.03       177,000
                                                                =====       =======
  Granted...................................................    5.625        66,400
  Vested....................................................     8.00        25,000
  Exercised.................................................       --            --
  Expired or terminated.....................................     7.78        11,000
                                                                -----       -------
Outstanding, June 30, 1999..................................     7.36       232,400
                                                                =====       =======
Exercisable, June 30, 1999..................................    $8.00        25,000
  Granted...................................................     3.13        62,500
  Vested....................................................     8.00       118,500
  Exercised.................................................       --            --
  Expired or terminated.....................................     6.86         9,650
                                                                -----       -------
Outstanding, June 30, 2000..................................     6.45       285,250
                                                                -----       -------
Exercisable, June 30, 2000..................................    $8.00       143,500
  Granted...................................................     3.75        64,000
  Vested....................................................     8.29        14,000
  Exercised.................................................       --            --
  Expired or terminated.....................................     7.49         1,375
                                                                -----       -------
Outstanding, June 30, 2001..................................     5.26       347,875
                                                                -----       -------
Exercisable, June 30, 2001..................................    $8.03       157,500
                                                                -----       -------

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

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                      1999         2000         2001
                                                      ----         ----         ----
Net income
  As reported....................................  $3,018,295   $3,609,668   $3,892,841
  Pro forma......................................   2,747,208    3,340,243    3,820,839
Earnings per share assuming dilution
  As reported....................................  $     0.32   $     0.39   $     0.42
  Pro forma......................................  $     0.29   $     0.36   $     0.41

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                             1999      2000      2001
                                                             ----      ----      ----
Risk-Free Interest Rate...................................     4.75%     6.65%     5.50%
Expected Lives............................................  7 years   7 years   7 years
Expected Dividend Yield...................................     0.00%     0.00%     0.00%
Expected Volatility.......................................    41.00%    44.00%    25.63%

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

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                     1999
                                                              ------------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $1,902,969   34.00%
State taxes, net of federal benefit.........................     335,818    6.00%
Nondeductible goodwill......................................     114,870    2.05%
Other.......................................................      (3,487)   (.05)%
                                                              ----------   -----
Provision for income taxes..................................  $2,350,170   42.00%
                                                              ==========   =====

                                                                     2000
                                                              ------------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $2,191,584   34.00%
State taxes, net of federal benefit.........................     386,750    6.00%
Nondeductible goodwill......................................     199,404    3.10%
Other.......................................................      58,429     .90%
                                                              ----------   -----
Provision for income taxes..................................  $2,836,167   44.00%
                                                              ==========   =====

                                                                     2001
                                                              ------------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $2,363,511   34.00%
State taxes, net of federal benefit.........................     417,090    6.00%
Nondeductible goodwill......................................     272,979    3.93%
Other.......................................................       5,081     .07%
                                                              ----------   -----
Provision for income taxes..................................  $3,058,661   44.00%
                                                              ==========   =====

     The provision for income taxes as shown in the accompanying consolidated statement of operations, includes the following components for the year ended June 30:

                                                      1999         2000         2001
                                                      ----         ----         ----
Current provision--
  Federal........................................  $  512,027   $1,157,045   $1,084,772
  State..........................................      90,358      204,184      191,430
                                                   ----------   ----------   ----------
Total current provision..........................  $  602,385   $1,361,229   $1,276,202
                                                   ==========   ==========   ==========
Deferred provision
  Federal provision..............................   1,485,618    1,253,697    1,515,090
  State provision................................     262,167      221,241      267,369
                                                   ----------   ----------   ----------
Total deferred provision.........................   1,747,785    1,474,938    1,782,459
                                                   ----------   ----------   ----------
Provision for income taxes.......................  $2,350,170   $2,836,167   $3,058,661
                                                   ==========   ==========   ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 1999, 2000 and 2001 were as follows:

                                                 1999           2000           2001
                                                 ----           ----           ----
Deferred tax assets.........................  $ 1,968,781   $  2,446,183   $  3,162,840
Deferred tax liabilities....................   (9,833,442)   (13,070,292)   (14,753,680)
                                              -----------   ------------   ------------
Net deferred tax liability..................  $(7,864,661)  $(10,624,109)  $(11,590,840)
                                              ===========   ============   ============
Consisting of--
  Basis difference of property..............  $(9,466,506)  $(12,703,355)  $(14,998,570)
  Basis difference of inventory.............      190,321        236,609        312,911
  Derivatives designated as cash flow
     hedges.................................           --             --        562,154
  Financial reserves not currently
     deductible for tax purposes............      182,929        283,277        285,866
  Amortization of intangibles...............      874,453      1,131,803      1,712,622
  Unearned revenue..........................      354,142        427,557        534,177
                                              -----------   ------------   ------------
                                              $(7,864,661)  $(10,624,109)  $(11,590,840)
                                              ===========   ============   ============

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

14.  SUBSEQUENT EVENTS:

     Subsequent to June 30, 2001, the Company acquired substantially all of the assets of Buckeye Corporation and Mansfield Oxygen Corporation, welding supply distributors having approximately $2.5 million in combined annualized sales. These transactions were financed through the Company's credit facility.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                           (IN THOUSANDS)
Fiscal 2001--
  Net sales..............................    $31,357        $36,120     $41,060    $32,805
  Gross profit...........................     16,608         18,426      20,619     17,747
  Net earnings...........................        813          1,185       1,277        618
  Basic earnings per share...............       0.09           0.13        0.14       0.07
  Diluted earnings per share.............       0.09           0.13        0.14       0.07
Fiscal 2000--
  Net sales..............................    $26,447        $30,381     $36,823    $32,429
  Gross profit...........................     13,868         15,464      18,169     17,032
  Net earnings...........................        655            935       1,271        749
  Basic earnings per share...............       0.07           0.10        0.14       0.08
  Diluted earnings per share.............       0.07           0.10        0.14       0.08

                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------
 3.1 Articles of Amendment. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1,
          Reg. No. 333-19973).

 3.2 Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Reg. No. 333-19973).

 4.1      Form of Certificate for Common Stock. (Incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-1, Reg. No. 333-19973).

10.1 Amended and Restated Credit Agreement dated January 23, 1998 between the Company and Bank One, Indiana NA, as agent. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 13, 1998).

10.2 Master Lease Agreement dated as of May 1, 2001 between the Company and West Rentals, Inc. (filed herewith).

10.3 Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E. West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary
          E. West Grantor Retained Annuity Trust #6 and Praxair, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Reg. No. 333-19973).

10.4 Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Reg. No. 333-19973).*

10.5 Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Reg. No. 333-19973).*

10.6 Lease Agreement dated as of April 1, 1998 between the Company and Acetylene Products, Inc. (filed herewith).

10.7 1997 Stock Option Plan, as amended effective August 1, 2000. (filed herewith).

10.8 Agreement dated July 1, 2000 between the Company and William A. Indelicato providing for certain consulting payments. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed September 25, 2000).*

10.9 First Amendment to Amended and Restated Credit Agreement dated September 15, 1999, between the Company and Bank One, Indiana NA, as agent. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed September 28,1999).

10.10 Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent. (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed May 15, 2000).

10.11 Agreement dated July 1, 2001 between the Company and William A. Indelicato providing for certain consulting payments.
          (filed herewith).*

10.12 Lease Agreement dated as of April 1, 2000 between the Company and Real Equip-Lease, LLC. (filed herewith).

21.1      Subsidiaries of Registrant. (Incorporated by reference to
          Exhibit 21.1 to the Company's Registration Statement on Form S-1,
          Reg. No. 333-19973).
--------------------------------------------------------------------------------

* A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                   SCHEDULE II
                           VALLEY NATIONAL GASES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                           Balance at    Charged to                     Balance at
                                                           beginning      costs and                       end of
Period Ending                 Description                  of period       expenses       Deductions      period
-------------------------------------------------------------------------------------------------------------------------------

June 30, 1998     Allowance for uncollectible accounts      $200,750       $516,591       $(372,341)      $345,000

June 30, 1999     Allowance for uncollectible accounts      $345,000       $379,053       $(269,072)      $454,981

June 30, 2000     Allowance for uncollectible accounts      $454,981       $468,833       $(337,116)      $586,698

June 30, 2001     Allowance for uncollectible accounts      $586,698       $574,057       $(562,857)      $597,898