Form 10-Q
period 2001-09-30
VALLEY NATIONAL GASES INC
filed 2001-11-14
CIK 1030715

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

             Yes    x                            No
                ---------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 13, 2001
               -----                         --------------------------------
    Common stock, $0.001 par value                      9,347,584

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION

   ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 2001
            and September 30, 2001                                           3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended September 30, 2000 and 2001                   5

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 2000 and 2001                   6

            Notes to Condensed Consolidated Financial Statements             7

   ITEM 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12

   ITEM 3   Quantitative and Qualitative Disclosures About Market Risk      16


PART II     OTHER INFORMATION

   ITEM 6   Exhibits and Reports on Form 8-K                                16

   SIGNATURES                                                               17

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                   A S S E T S
                                                       June 30,         September 30,
                                                         2001               2001
                                                     -------------      -------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                         $     542,720      $     945,203
   Accounts receivable, net of allowance for
     doubtful accounts of $597,898 and $624,898,
     respectively                                       16,263,030         16,260,064
   Inventory                                            16,303,257         15,551,284
   Prepaids and other                                    1,380,950          2,722,577
                                                     -------------      -------------

            Total current assets                        34,489,957         35,479,128
                                                     -------------      -------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     88,000             90,000
   Buildings and improvements                            5,344,429          5,519,451
   Equipment                                            75,229,048         77,336,157
   Transportation equipment                             13,023,381         13,070,531
   Furniture and fixtures                                5,177,088          5,350,657
                                                     -------------      -------------

            Total property, plant and equipment         98,861,946        101,366,796

   Accumulated depreciation                            (37,123,059)       (38,180,988)
                                                     -------------      -------------

            Net property, plant and equipment           61,738,887         63,185,808
                                                     -------------      -------------

OTHER ASSETS:
   Non-compete agreements and consulting
    agreements, net of amortization of
    $9,173,886 and $9,820,881, respectively              8,425,332          7,110,665
   Goodwill, net of amortization of $6,990,582          38,553,833         40,292,136
   Deposits and other assets                             1,768,251          1,553,644
                                                     -------------      -------------

            Total other assets                          48,747,416         48,956,445
                                                     -------------      -------------

TOTAL ASSETS                                         $ 144,976,260      $ 147,621,381
                                                     =============      =============



  The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


       LIABILITIES AND STOCKHOLDERS' EQUITY         June 30,         September 30,
                                                      2001               2001
                                                  -------------      -------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt           $   6,715,209      $   6,642,949
   Bank overdraft                                       259,852            215,065
   Accounts payable, trade                            6,958,922          6,561,211
   Accrued compensation and employee benefits         3,508,931          2,384,260
   Other current liabilities                          2,662,632          3,667,815
                                                  -------------      -------------

            Total current liabilities                20,105,546         19,471,300

LONG-TERM DEBT, less current maturities              76,415,134         79,468,706
DEFERRED TAX LIABILITY                               11,612,787         11,367,467
OTHER LONG-TERM LIABILITIES                           3,238,607          4,010,785
                                                  -------------      -------------

            Total liabilities                       111,372,074        114,318,258
                                                  -------------      -------------

STOCKHOLDERS' EQUITY:
   Common stock, par value, $.001 per share-
   Authorized, 30,000,000 shares
   Issued, 9,620,084 shares, outstanding                  9,620              9,620
     9,347,584 shares
   Paid-in-capital                                   19,269,338         19,269,338
   Retained earnings                                 17,531,623         18,620,603
   Accumulated other comprehensive loss                (942,967)        (2,333,010)
   Treasury stock at cost, 272,500 shares            (2,263,428)        (2,263,428)
                                                  -------------      -------------

            Total stockholders' equity               33,604,186         33,303,123
                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 144,976,260      $ 147,621,381
                                                  =============      =============



  The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        2000            2001
                                                     -----------     -----------
NET SALES                                            $31,357,279     $33,695,773
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                   14,749,375      15,479,335
                                                     -----------     -----------
            Gross profit                              16,607,904      18,216,438
                                                     -----------     -----------

EXPENSES:
   Operating and administrative                       11,531,246      13,247,584
   Depreciation                                        1,212,600       1,152,600
   Amortization of intangibles                         1,233,252         647,001
                                                     -----------     -----------
            Total expenses                            13,977,098      15,047,185
                                                     -----------     -----------
            Income from operations                     2,630,806       3,169,253

INTEREST EXPENSE                                       1,287,635       1,408,627
OTHER INCOME, NET                                         97,072         100,879
                                                     -----------     -----------
EARNINGS BEFORE INCOME TAXES                           1,440,243       1,861,505

PROVISION FOR INCOME TAXES                               627,057         772,525
                                                     -----------     -----------
NET EARNINGS                                         $   813,186     $ 1,088,980
                                                     ===========     ===========

BASIC EARNINGS PER SHARE                             $      0.09     $      0.12
DILUTED EARNINGS PER SHARE                           $      0.09     $      0.12
WEIGHTED AVERAGE SHARES:
   Basic                                               9,347,584       9,347,584
   Diluted                                             9,366,959       9,391,096



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                   ------------------------------
                                                       2000              2001
                                                   ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $    706,572      $  1,357,196
                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                      25,428            11,000
   Purchases of property and equipment               (2,082,430)       (1,493,191)
   Business acquisitions, net of cash acquired       (1,050,000)       (2,153,834)
                                                   ------------      ------------

     Net cash used by investing activities           (3,107,002)       (3,636,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                          10,150,000        17,458,317
   Principal payments on loans                       (7,873,414)      (14,777,005)
                                                   ------------      ------------

     Net cash provided by financing activities        2,276,586         2,681,312
                                                   ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (123,844)          402,483

CASH AND CASH EQUIVALENTS, beginning of period          769,564           542,720
                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, end of period           $    645,720      $    945,203
                                                   ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                      $  1,373,077      $  1,469,513
                                                   ============      ============
   Cash payments for income taxes                  $    154,250      $     12,885
                                                   ============      ============



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

   The financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                                         June 30,          September 30,
                                           2001                2001
                                        -----------        -------------
                                                            (Unaudited)
         Hardgoods                      $14,571,219         $13,659,404
         Gases                            1,732,038           1,891,880
                                        -----------         -----------

                                        $16,303,257         $15,551,284
                                        ===========         ===========

PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

   Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense in the quarter ended September 30, 2001 by approximately $124,000 and increasing net earnings by $73,000 or $.01 per diluted share.

   The Company changed the estimated useful life of delivery vehicles as a result of thorough studies and analyses. The studies considered empirical data obtained from truck manufacturers and other industry experts and experience gained from the Company's maintenance of a delivery vehicle population of approximately 200 delivery vehicles.

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

   During the three months ended September 30, 2001, the Company acquired substantially all of the assets of Buckeye Corporation and Mansfield Oxygen Corporation, welding supply distributors having approximately $2.5 million in combined annualized sales. These transactions were financed through the Company's credit facility.

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                         Three Months Ended
                                                         September 30, 2001
                                                         ------------------
                                                            (Unaudited)
         Cash paid                                           $2,658,828
         Notes issued to sellers                                     --
         Notes payable and capital leases assumed                    --
         Other liabilities assumed and acquisition
            costs including non-competes                        300,000
                                                             ----------

         Total purchase price allocated to assets
            acquired                                         $2,958,828
                                                             ==========

   As part of these acquisitions, the Company recorded $677,000 for goodwill and $300,000 for non-compete agreements having an amortization period of 3 years.

4. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                        June 30,      September 30,
                                                          2001            2001
                                                       -----------    ------------
                                                                       (Unaudited)
Revolving note, interest at LIBOR plus 1.875%
   payable monthly through April 2003. Secured by
   the assets of the Company.                          $65,601,201     $69,332,000
Term note, interest at LIBOR plus 1.875% payable
   monthly through October 2003.  Secured by the
   assets of the Company.                                5,756,225       5,756,225
Note payable, interest at 6.6% payable annually
   through October 2003. Secured by certain assets
   of the Company.                                       2,049,224       2,049,224
Individuals and corporations, mortgages and notes,
   interest at 3.7% to 10.00%, payable at various
   dates through 2010.                                   9,837,125       9,082,536
                                                       -----------     -----------

                                                        83,243,775      86,219,985
            Original issue discount                       (113,432)       (108,330)
            Current maturities                          (6,715,209)     (6,642,949)
                                                       -----------     -----------

Total long-term debt                                   $76,415,134     $79,468,706
                                                       ===========     ===========

   Prime rate was 6.0% and LIBOR was 2.66% at September 30, 2001.

   On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.8% as of September 30, 2001. As of September 30, 2001, availability under the revolving loan was approximately $25.7 million, with outstanding borrowings of approximately $69.3 million and outstanding letters of credit of approximately $5.0 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 212,200 and 222,750 shares of common stock were outstanding during the quarter ended September 30, 2001 and 2000 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                        2000           2001
                                                     ----------     ----------
      Net earnings available for common stock        $  813,186     $1,088,980
                                                     ==========     ==========

      Basic earnings per common share:

      Weighted average common shares                  9,347,584      9,347,584
                                                     ==========     ==========

      Basic earnings per common share                $     0.09     $     0.12
                                                     ==========     ==========

      Diluted earnings per common share:

      Weighted average common shares                  9,347,584      9,347,584

      Shares issuable from assumed conversion of
      common stock equivalents                           19,375         43,512
                                                     ----------     ----------

      Weighted average common and common
      equivalent shares                               9,366,959      9,391,096
                                                     ==========     ==========
      Diluted earnings per common share              $     0.09     $     0.12
                                                     ==========     ==========

6.    COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, were as follows:

                                                           Three Months Ended
                                                              September 30,
                                                       ----------------------------
                                                          2000             2001
                                                       -----------      -----------
      Net earnings                                     $   813,186      $ 1,088,980

      Cumulative effect of change in accounting
        principle, net of tax                              213,300               --

      Unrealized losses on derivatives, net of tax        (657,762)      (1,390,043)
                                                       -----------      -----------

      Comprehensive income (loss)                      $   368,724      $  (301,063)
                                                       -----------      -----------

  Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES

    On July 1, 2000, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. Interest expense included a reduction of $152,350 and $166,200 for the quarters ended September 30, 2001 and 2000, respectively, to record changes in the fair market value of the Company's interest rate swap agreements.

  Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through January 2006. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $316,500 into earnings in the next 12 months.

8. ADOPTION OF NEW ACCOUNTING STANDARDS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company adopted the new standard on July 1, 2001.

9. INTANGIBLE ASSETS

  On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles will be evaluated for impairment as of July 1, 2001 (any such impairment at the date of adoption will be reflected as a change in accounting). In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. The Company is currently in the process of evaluating whether impairment exists with respect to its goodwill. The first stage of this evaluation will be completed as of the end of the second quarter of fiscal year 2002. As of September 30, 2001, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                     Weighted
                                                  Balance at          Average
                     Original      Accumulated   September 30,     Amortization
                       Cost       Amortization       2001         Period (years)
                   -----------    ------------   -------------    --------------
Non-competition
   agreements      $15,867,775     $ 9,027,470    $ 6,840,305           5.3
Consulting
   agreements        1,063,771         793,411        270,360           2.4

   Amortization expense for the three months ended September 30, 2001 totaled $647,001. Estimated amortization expense for the remainder of fiscal 2002 and the next five fiscal years is summarized as follows:

                 Fiscal year Ending
                      June 30,
                 ------------------
                  Remainder of 2002           $ 1,885,594
                        2003                  $ 1,831,283
                        2004                  $ 1,307,523
                        2005                  $   847,516
                        2006                  $   507,635
                        2007                  $   299,302

   The changes in the carrying amount of goodwill for the three months ended September 30, 2001, are as follows:

        Balance as of June 30, 2001                       $39,521,506
        Goodwill related to acquisitions
          during the current fiscal quarter               $   770,630
                                                          -----------
        Balance as of September 30, 2001                  $40,292,136
                                                          -----------

   The following table reports pro forma information as if SFAS No. 142 had been adopted for all periods presented:

                                                          Three Months Ended
                                                             September 30,
                                                    -------------------------------
                                                        2000              2001
                                                    -------------     -------------
            Reported net earnings                   $     813,186     $   1,088,980
            Goodwill amortization, net of tax             330,783                --
                                                    -------------     -------------
            Adjusted net earnings                   $   1,143,969     $   1,088,980

            Basic earnings per share                $        0.09     $        0.12
            Goodwill amortization                            0.03                --
                                                    -------------     -------------
            Adjusted basic earnings per share       $        0.12     $        0.12

            Diluted earnings per share              $        0.09     $        0.12
            Goodwill amortization                            0.03                --
                                                    -------------     -------------
            Adjusted diluted earnings per share     $        0.12     $        0.12


10. SUBSEQUENT EVENTS

   The Company has signed a letter of intent for the purchase of a welding and industrial gas distributor having approximately $4.2 million in annual sales. The Company expects to finalize a definitive agreement and complete the transactions during the next sixty days.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the mid-Atlantic and midwestern regions of the United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $143.7 million for the last twelve months. In fiscal 2001, gases accounted for approximately 44% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

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

RESULTS OF OPERATIONS


Comparison of Three Months Ended September 30, 2001 and 2000

   Net sales increased 7.5%, or $2.3 million, to $33.7 million from $31.4 million for the three months ended September 30, 2001 and 2000, respectively. Acquisitions made during the preceeding twelve months contributed $3.2 million of the increase in net sales, while same store sales decreased $0.9 million. Same store sales decreased 3.1% versus the same quarter last year. Gases and cylinder revenue represented 55.9% of net sales for the three months ended September 30, 2001, with hard goods representing 44.1%. In comparison, net sales for the three months ended September 30, 2000 reflected gases and cylinder revenue as 55.2% and hard goods as 44.8%.

   Gross profit, which excludes depreciation and amortization, increased 9.7%, or $1.6 million, to $18.2 million from $16.6 million for the three months ended September 30, 2001 and 2000, respectively. Acquisitions made during the last twelve months contributed $1.7 million of the change with same stores gross profit decreasing $0.1 million. Gross profit as a percentage of net sales was 54.1% for the three months ended September 30, 2001, compared to 53.0% for the three months ended September 30, 2000, reflecting primarily the change in product mix along with improved margins related to propane sales.

   Operating and administrative expenses increased 14.9%, or $1.7 million, to $13.2 million from $11.5 million for the three months ended September 30, 2001 and 2000, respectively. Of this increase, $1.5 million was related to acquired businesses while base business increased $0.2 million. Operating and administrative expenses as a percentage of sales were 39.3% for the three months ended September 30, 2001, as compared to 36.8% for the same quarter in 2000, reflecting primarily the effect of the decline in same store sales, partially offset by the Company's expense reduction efforts.

   Depreciation and amortization expense decreased $0.6 million for the quarter, compared to the prior year quarter. The Company changed its method of accounting for goodwill on July 1, 2001 to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $0.5 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year first quarter would have been $0.12. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.1 million higher for the quarter before this change. This change increased net earnings $0.1 million for the current quarter or $0.01 per diluted share.

   Interest expense increased $0.1 million with $0.3 million attributable to acquisitions completed in the last twelve months. Interest expense included a reduction of $152,350 and $166,200 for the quarters ended September 30, 2001 and 2000, respectively, to record changes in the fair market value of the Company's interest rate swap agreements.

   The Company's effective tax rate decreased from 44% for the prior year quarter to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

   Net earnings increased 33.9% to $1.1 million after the effect of SFAS No. 133 and SFAS No. 142 for the three months ended September 30, 2001 compared to $813,000 for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At September 30, 2001, the Company had working capital of approximately $16.0 million. Funds provided by operations for the three months ended September 30, 2001 were approximately $1.4 million. Funds used for investing activities were approximately $3.6 million for the three months ended September 30, 2001, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the three months ended September 30, 2001 were approximately $2.7 million from net borrowings. The Company's cash balance increased $0.4 million during the three months to $0.9 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.8% as of September 30, 2001. As of September 30, 2001, availability under the revolving loan was approximately $25.7 million, with outstanding borrowings of approximately $69.3 million and outstanding letters of credit of approximately $5.0 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of September 30, 2001, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 2001 was $11.1 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

   As of September 30, 2001, the Company had $60 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 2.66%.

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

NEW ACCOUNTING STANDARDS

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121. This statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The provisions of this standard must be applied for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effects of SFAS No. 144 and is preparing a plan for its implementation.

SUBSEQUENT EVENTS

   The Company has signed a letter of intent for the purchase of a welding and industrial gas distributor having approximately $4.2 million in annual sales. The Company expects to finalize a definitive agreement and complete the transactions during the next sixty days.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 2001. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

   There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended September 30, 2001. As of September 30, 2001 the Company's average pay rate for these swaps was 5.9% compared to its average receive rate of 2.66%.



                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VALLEY NATIONAL GASES INCORPORATED



November 14, 2001                        /s/ Robert D. Scherich
                                         -----------------------------------
                                         Robert D. Scherich
                                         Chief Financial Officer