Form 10-Q
period 2001-12-31
VALLEY NATIONAL GASES INC
filed 2002-02-14
CIK 1030715

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                      Yes  x                    No
                          ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 13, 2002
           -----                                --------------------------------
Common stock, $0.001 par value                               9,347,584

===============================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

 ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2001                                              3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended December 31, 2000 and 2001                      5

          Condensed Consolidated Statements of Operations for the
          Six Months Ended December 31, 2000 and 2001                        6

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 2000 and 2001                        7

          Notes to Condensed Consolidated Financial Statements               8

 ITEM 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               13

 ITEM 3   Quantitative and Qualitative Disclosures About Market Risk        18


PART II   OTHER INFORMATION

 ITEM 6   Exhibits and Reports on Form 8-K                                  19

 SIGNATURES                                                                 20

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S

                                                                             June 30,            December 31,
                                                                               2001                 2001
                                                                          -------------         -------------
                                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                             $     542,720         $   2,239,573
    Accounts receivable, net of allowance for doubtful accounts of
       $597,898 and $684,898, respectively                                   16,263,030            15,707,436
    Inventory                                                                16,303,257            16,455,870
    Prepaids and other                                                        1,380,950             1,940,670
                                                                          -------------         -------------

                  Total current assets                                       34,489,957            36,343,549
                                                                          -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                         88,000                90,000
    Buildings and improvements                                                5,344,429             5,742,668
    Equipment                                                                75,229,048            80,834,844
    Transportation equipment                                                 13,023,381            13,879,009
    Furniture and fixtures                                                    5,177,088             6,384,256
                                                                          -------------         -------------

                  Total property, plant and equipment                        98,861,946           106,930,777

    Accumulated depreciation                                                (37,123,059)          (39,195,757)
                                                                          -------------         -------------

                  Net property, plant and equipment                          61,738,887            67,735,020
                                                                          -------------         -------------

OTHER ASSETS:
    Non-compete agreements and consulting
      agreements, net of amortization of
      $9,173,886 and $8,888,407, respectively                                 8,425,332             7,008,639
    Goodwill, net of amortization of $6,990,582 and 6,930,855,
       respectively                                                          38,553,833            40,426,387
    Deposits and other assets                                                 1,768,251             1,595,868
                                                                          -------------         -------------

                  Total other assets                                         48,747,416            49,030,894
                                                                          -------------         -------------

TOTAL ASSETS                                                              $ 144,976,260         $ 153,109,463
                                                                          =============         =============


   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     June 30,             December 31,
                                                                                       2001                  2001
                                                                                   -------------         -------------
                                                                                                          (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                           $   6,715,209         $   6,570,247
    Bank overdraft                                                                       259,852                    --
                                                                                                         -------------
    Accounts payable, trade                                                            6,958,922             6,091,493
    Accrued compensation and employee benefits                                         3,508,931             2,477,356
    Other current liabilities                                                          2,662,632             4,536,175
                                                                                   -------------         -------------

                  Total current liabilities                                           20,105,546            19,675,271

LONG-TERM DEBT, less current maturities                                               76,415,134            83,816,464
DEFERRED TAX LIABILITY                                                                11,612,787            11,449,801
OTHER LONG-TERM LIABILITIES                                                            3,238,607             3,859,867
                                                                                   -------------         -------------

                  Total liabilities                                                  111,372,074           118,801,403
                                                                                   -------------         -------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share- Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, outstanding 9,347,584 shares
                                                                                           9,620                 9,620
    Paid-in-capital                                                                   19,269,338            19,269,338
    Retained earnings                                                                 17,531,623            19,171,524
  Accumulated other comprehensive loss                                                  (942,967)           (1,878,994)
  Treasury stock at cost, 272,500 shares                                              (2,263,428)           (2,263,428)
                                                                                   -------------         -------------

                  Total stockholders' equity                                          33,604,186            34,308,060
                                                                                   -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 144,976,260         $ 153,109,463
                                                                                   =============         =============




   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               December 31,
                                                                      ------------------------------
                                                                         2000               2001
                                                                      -----------        -----------
NET SALES                                                             $36,119,757        $34,930,247
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                                    17,693,426         16,100,140
                                                                      -----------        -----------
                  Gross profit                                         18,426,331         18,830,107
                                                                      -----------        -----------

EXPENSES:
    Operating and administrative                                       12,293,122         14,408,100
    Depreciation                                                        1,402,600          1,182,679
  Amortization of intangibles                                           1,241,508            652,026
                                                                      -----------        -----------
                  Total expenses                                       14,937,230         16,242,805
                                                                      -----------        -----------
                  Income from operations                                3,489,101          2,587,302

INTEREST EXPENSE                                                        1,519,139          1,721,926
OTHER INCOME, NET                                                         157,252             76,368
                                                                      -----------        -----------
EARNINGS BEFORE INCOME TAXES                                            2,127,214            941,744

PROVISION FOR INCOME TAXES                                                942,624            390,824
                                                                      -----------        -----------
NET EARNINGS                                                          $ 1,184,590        $   550,920
                                                                      ===========        ===========

BASIC EARNINGS PER SHARE                                              $      0.13        $      0.06
DILUTED EARNINGS PER SHARE                                            $      0.13        $      0.06
WEIGHTED AVERAGE SHARES:
   Basic                                                                9,347,584          9,347,584
   Diluted                                                              9,359,656          9,410,000




   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                               December 31,
                                                                      ------------------------------
                                                                         2000              2001
                                                                      -----------        -----------
NET SALES                                                             $67,477,036        $68,626,020
COST OF PRODUCTS SOLD, excluding depreciation
   and amortization                                                   32,442,801         31,579,475
                                                                      -----------        -----------
                  Gross profit                                         35,034,235         37,046,545
                                                                      -----------        -----------

EXPENSES:
    Operating and administrative                                       23,824,368         27,655,684
    Depreciation                                                        2,615,200          2,335,279
    Amortization of intangibles                                         2,474,760          1,299,027
                                                                      -----------        -----------
                  Total expenses                                       28,914,328         31,289,990
                                                                      -----------        -----------
                  Income from operations                                6,119,907          5,756,555

INTEREST EXPENSE                                                        2,806,774          3,130,553
OTHER INCOME, NET                                                         254,324            177,247
                                                                      -----------        -----------
EARNINGS BEFORE INCOME TAXES                                            3,567,457          2,803,249

PROVISION FOR INCOME TAXES                                              1,569,681          1,163,348
                                                                      -----------        -----------

NET EARNINGS                                                          $ 1,997,776        $ 1,639,901
                                                                      ===========        ===========

BASIC EARNINGS PER SHARE                                              $      0.21        $      0.18
DILUTED EARNINGS PER SHARE                                                   0.21               0.17
WEIGHTED AVERAGE SHARES:
   Basic                                                                9,347,584          9,347,584
   Diluted                                                              9,363,593          9,400,116





   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months Ended
                                                                    December 31,
                                                       ---------------------------------
                                                           2000                 2001
                                                       ------------         ------------
Net cash provided by operating activities              $  2,223,622         $  5,511,392
                                                       ------------         ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                        180,366              112,635
    Purchases of property and equipment                  (4,652,125)          (4,479,710)
    Business acquisitions, net of cash acquired          (1,050,000)          (5,462,636)
                                                       ------------         ------------

     Net cash used by investing activities               (5,521,759)          (9,829,711)

Cash flows from financing activities:
    Proceeds from borrowings                             22,463,405           34,345,760
    Principal payments on loans                         (19,365,284)         (28,330,588)
                                                       ------------         ------------

     Net cash provided by financing activities            3,098,121            6,015,172
                                                       ------------         ------------

Net change in cash and cash equivalents                    (200,016)           1,696,853

Cash and cash equivalents, beginning of period              769,564              542,720
                                                       ------------         ------------

Cash and cash equivalents, end of period               $    569,548         $  2,239,573
                                                       ============         ============

Supplemental cash flow information:
    Cash payments for interest                         $  3,436,325         $  2,872,988
                                                       ============         ============
    Cash payments for income taxes                     $    777,475         $    170,027
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                            June 30,        December 31,
                             2001               2001
                         -----------        -----------
                                            (Unaudited)
        Hardgoods        $14,571,219        $14,336,642
        Gases              1,732,038          2,119,228
                         -----------        -----------
                         $16,303,257        $16,455,870
                         ===========        ===========

PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

   Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense for the quarter and six months ended December 31, 2001 by approximately $124,000 and $248,000 and increasing net earnings by $73,000 and $145,000 or $0.01 and $0.02 per diluted share, respectively.

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

   During the six months ended December 31, 2001, the Company purchased three businesses. These acquisitions and their effective dates were Buckeye Corporation (August 2001), Mansfield Oxygen Corp. (August 2001) and Gas Arc, Inc. (December 2001). These acquisitions had approximately $7.0 million in combined annualized sales. These transactions were financed through the Company's credit facility.

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                      Six Months Ended
                                                      December 31, 2001
                                                      -----------------
                                                         (Unaudited)
Cash paid                                                $5,967,630
Notes issued to sellers                                          --
Notes payable and capital leases assumed                    391,198
Other liabilities assumed and acquisition
    costs including non-competes                            850,000
                                                         ----------

Total purchase price allocated to assets
    acquired                                             $7,208,828
                                                         ==========

   As part of these acquisitions, the Company recorded $856,000 for goodwill and $850,000 for non-compete agreements having an amortization period of 3 years.

4. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                                                      June 30, 2001       December 31, 2001
                                                                                      -------------       -----------------
                                                                                                            (Unaudited)
Revolving note, interest at LIBOR plus 1.875% payable monthly through April
    2003. Secured by the assets of the Company                                         $ 65,601,201         $ 76,090,324

Termnote, interest at LIBOR plus 1.875% payable monthly through October 2003
    Secured by the assets of the Company                                                  5,756,225            4,477,054

Notepayable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company                                                         2,049,224            1,366,149

Individuals and corporations, mortgages and notes, interest at 3.7% to 10.00%,
    payable at various dates through 2010                                                 9,837,125            8,556,496
                                                                                       ------------         ------------

                                                                                         83,243,775           90,490,023
                  Original issue discount                                                  (113,432)            (103,312)
                  Current maturities                                                     (6,715,209)          (6,570,247)
                                                                                       ------------         ------------

Total long-term debt                                                                   $ 76,415,134         $ 83,816,464
                                                                                       ============         ============

    Prime rate was 4.75% and LIBOR was 1.93% at December 31, 2001.

    On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.96% as of December 31, 2001. As of December 31, 2001, availability under the revolving loan was approximately $19.3 million, with outstanding borrowings of approximately $76.1 million and outstanding letters of credit of approximately $4.6 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 154,500 and 228,850 shares of common stock were outstanding during the quarter and six months ended December 31, 2001 and 2000 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                                Three Months Ended                   Six Months Ended
                                                                    December 31,                        December 31,
                                                            ----------------------------        ----------------------------
                                                               2000              2001              2000              2001
                                                            ----------        ----------        ----------        ----------
Net earnings available for common stock                     $1,184,590        $  550,920        $1,997,776        $1,639,901
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share                             $     0.13        $     0.06        $     0.21        $     0.18
                                                            ==========        ==========        ==========        ==========

Diluted earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584

Shares issuable from assumed conversion of common
stock equivalents                                               12,072            62,416            16,009            52,532
                                                            ----------        ----------        ----------        ----------

Weighted average common and common equivalent shares         9,359,656         9,410,000         9,363,593         9,400,116
                                                            ==========        ==========        ==========        ==========
Diluted earnings per common share                           $     0.13        $     0.06        $     0.21        $     0.17
                                                            ==========        ==========        ==========        ==========

6.   COMPREHENSIVE INCOME
     --------------------

     The components of comprehensive income, net of tax, were as follows:

                                                            Six Months Ended
                                                              December 31,
                                                    -------------------------------
                                                        2000                2001
                                                    -----------         -----------
Net earnings                                        $ 1,997,776         $ 1,639,901

Cumulative effect of change in accounting
  principle, net of tax                                 213,300                  --

Unrealized losses on derivatives, net of tax           (847,931)           (936,027)
                                                    -----------         -----------

Comprehensive income (loss)                         $ 1,363,145         $   703,874
                                                    -----------         -----------

   Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES
   ----------------------------------

   On July 1, 2000, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. The December 2001 quarter and six months results include an increase in interest expense of $195,741 and $43,393, respectively, to record changes in the fair market value of the Company's interest rate swap agreements, compared to a reduction of interest expense in the prior year quarter and six months of $56,648 and $222,886, respectively.

   Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through January 2006. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $362,000 into earnings in the next 12 months.

8. ADOPTION OF NEW ACCOUNTING STANDARDS
   ------------------------------------

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company adopted the new standard on July 1, 2001.

9. INTANGIBLE ASSETS
   -----------------

  On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. As of December 31, 2001, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                                Weighted
                                                              Balance at         Average
                         Original          Accumulated       December 31,      Amortization
                           Cost           Amortization          2001          Period (years)
                       -----------        ------------       -----------      --------------
Non-competition
   agreements          $14,833,275        $ 8,051,565        $ 6,781,710          4.8
Consulting
   agreements            1,063,771            836,842            226,929          5.5


   Amortization expense for the six months ended December 31, 2001 totaled $1,241,508. Estimated amortization expense for the remainder of fiscal 2002 and the next five fiscal years is summarized as follows:

             Fiscal year Ending June 30,
             ---------------------------
                  Remainder of 2002                $ 1,332,173
                         2003                      $ 2,014,617
                         2004                      $ 1,490,856
                         2005                      $   923,905
                         2006                      $   507,635
                         2007                      $   299,302

   The changes in the carrying amount of goodwill for the six months ended December 31, 2001, are as follows:

           Balance as of June 30, 2001                          $ 39,521,506
           Goodwill acquired during the current
             fiscal year                                        $  1,009,194
           Goodwill written off related to sale
             of assets                                              (104,312)
                                                                ------------
           Balance as of December 31, 2001                      $ 40,426,388
                                                                ------------

   The following table reports pro forma information as if SFAS No. 142 had been adopted for all periods presented:

                                                      Three Months Ended           Six Months Ended
                                                          December 31,               December 31,
                                                   ------------------------    ------------------------
                                                       2000          2001         2000         2001
                                                   ----------     ---------    ----------    ----------
Reported net earnings                              $1,184,590     $ 550,920    $1,997,776    $1,639,901
Goodwill amortization, net of
  tax                                                 363,629            --       694,412            --
                                                   ----------     ---------    ----------    ----------
Adjusted net earnings                              $1,548,219     $ 550,920    $2,692,188    $1,639,901

Basic earnings per share                           $     0.13     $    0.06    $     0.21    $     0.18
Goodwill amortization                                    0.04            --          0.08            --
                                                   ----------     ---------    ----------    ----------
Adjusted basic earnings per
  share                                            $     0.17     $    0.06    $     0.29    $     0.18

Diluted earnings per share                         $     0.13     $    0.06    $     0.21    $     0.17
Goodwill amortization                                    0.04            --          0.08            --
                                                   ----------     ---------    ----------    ----------
Adjusted diluted earnings
  per share                                        $     0.17     $    0.06    $     0.29    $     0.17



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.


OVERVIEW

    The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $142.5 million for the last twelve months. In fiscal 2001, gases accounted for approximately 44% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

    The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 52 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2001 and 2000

   Net sales decreased 3.3%, or $1.2 million, to $34.9 million from $36.1 million for the three months ended December 31, 2001 and 2000, respectively. Acquisitions made during the preceding twelve months contributed $3.9 million of the increase in net sales, while same store sales decreased $5.1 million. Same store sales decreased 14.0% versus the same quarter last year. Propane sales declined $2.8 million on a same store basis, reflecting $1.2 million in price deflation and $1.6 million decline due to the decline in the volume of propane sold. Bulk propane gallons sold decreased 22% for the quarter reflecting the effect of heating degree-days being down 32% in comparison to the prior year. Hard good sales decreased $1.9 million from the prior year quarter on a same store basis, reflecting the effect of the softness in the economy during the quarter. Gases and cylinder revenue represented 60.5% of national net sales for the three months ended December 31, 2001, with hard goods representing 39.5%. In comparison, net sales for the three months ended December 31, 2000 reflected gases and cylinder revenue as 60.7% and hard goods as 39.3%.

   Gross profit, which excludes depreciation and amortization, increased 2.2%, or $0.4 million, to $18.8 million from $18.4 million for the three months ended December 31, 2001 and 2000, respectively. Acquisitions made during the last twelve months contributed $2.1 million of the change with same stores gross profit decreasing $1.7 million. Gross profit as a percentage of net sales was 53.9% for the three months ended December 31, 2001, compared to 51.0% for the three months ended December 31, 2000, reflecting primarily the change in product mix, with propane being a lesser portion of total gas sales, along with improved margins related to propane sales.

   Operating and administrative expenses increased 17.2%, or $2.1 million, to $14.4 million from $12.3 million for the three months ended December 31, 2001 and 2000, respectively. Of this increase, $1.7 million was related to acquired businesses while base business increased $0.4 million. The $0.4 million increase in same store expenses consisted primarily of higher insurance costs and increased bad debt. Operating and administrative expenses as a percentage of sales were 41.2% for the three months ended December 31, 2001, as compared to 34.0% for the same quarter in 2000, reflecting primarily the effect of the decline in same store sales, partially offset by the Company's expense reduction efforts.

   Depreciation and amortization expense decreased $0.8 million for the quarter, compared to the prior year quarter. The Company changed its method of accounting for goodwill on July 1, 2001 to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $0.5 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year first quarter would have been $0.17. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.1 million higher for the quarter before this change. This change increased net earnings $0.01 million for the current quarter or $0.01 per diluted share.

   Interest expense increased $0.2 million with $0.3 million attributable to acquisitions completed in the last twelve months. Interest expense included an increase of $195,741 for the quarter ended December 31, 2001 compared to a reduction in interest expense of $56,648 in the prior year quarter to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

   The Company's effective tax rate decreased from 44.0% for the prior year quarter to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

   Net earnings decreased 53.5% to $0.6 million after the effect of SFAS No. 133 and SFAS No. 142 for the three months ended December 31, 2001 compared to $1.2 for the prior year quarter.

Comparison of Six Months Ended December 31, 2001 and 2000

   Net sales increased 1.7%, or $1.1 million, to $68.6 million from $67.5 million for the six months ended December 31, 2001 and 2000, respectively. Acquisitions made during the preceding twelve months contributed $7.1 million of the increase in net sales, while same store sales decreased $6.0 million. Same store sales decreased 8.9% versus the same period last year. Propane sales declined $2.7 million on a same store basis, reflecting $1.4 million in price deflation and $1.3 million decline due to the decline in the volume of propane sold. Bulk propane gallons sold were off 11% for the six months reflecting the effect of heating degree-days being down 32% in comparison to the prior year. Gases and cylinder revenue represented 58.2% of net sales for the six months ended December 31, 2001, with hard goods representing 41.8%. In comparison, net sales for the six months ended December 31, 2000 reflected gases and cylinder revenue as 58.1% and hard goods as 41.9%.

   Gross profit, which excludes depreciation and amortization, increased 5.7%, or $2.0 million, to $37.0 million from $35.0 million for the six months ended December 31, 2001 and 2000, respectively. Acquisitions made during the last twelve months contributed $3.8 million of the change with same stores gross profit decreasing $1.8 million. Gross profit as a percentage of net sales was 54.0% for the six months ended December 31, 2001, compared to 51.9% for the six months ended December 31, 2000, reflecting primarily the change in product mix, with propane being a lesser portion of total gas sales, along with improved margins related to propane sales.

   Operating and administrative expenses increased 16.1%, or $3.8 million, to $27.6 million from $23.8 million for the six months ended December 31, 2001 and 2000, respectively. Of this increase, $3.2 million was related to acquired businesses while base business increased $0.6 million. The $0.6 million increase in same store expenses consisted primarily of higher insurance costs and increased bad debt. Operating and administrative expenses as a percentage of sales were 40.3% for the six months ended December 31, 2001, as compared to 35.3% for the same quarter in 2000, reflecting primarily the effect of the decline in same store sales, partially offset by the Company's expense reduction efforts.

   Depreciation and amortization expense decreased $1.5 million for the six months ended December 31, 2001, compared to the same period in 2000. The Company changed its method of accounting for goodwill on July 1, 2001 to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $1.0 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year would have been $0.29. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.2 million higher for the year before this change. This change increased net earnings $0.2 million for the year or $0.02 per diluted share.

   Interest expense increased $0.3 million with $0.6 million attributable to acquisitions completed in the last twelve months. Interest expense included an increase of $43,393 and a reduction of $222,886 for the six months ended December 31, 2001 and 2000, respectively, to record changes in the fair market value of the Company's interest rate swap agreements.

   The Company's effective tax rate decreased from 44.0% for the prior year to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

   Net earnings decreased 17.9% to $1.6 million after the effect of SFAS No. 133 and SFAS No. 142 for the six months ended December 31, 2001 compared to $2.0 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At December 31, 2001, the Company had working capital of approximately $16.7 million. Funds provided by operations for the six months ended December 31, 2001 were approximately $5.5 million. Funds used for investing activities were approximately $9.8 million for the six months ended December 31, 2001, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the six months ended December 31, 2001 were approximately $6.0 million from net borrowings. The Company's cash balance increased $1.7 million during the six months to $2.2 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.96% as of December 31, 2001. As of December 31, 2001, availability under the revolving loan was approximately $19.3 million, with outstanding borrowings of approximately $76.1 million and outstanding letters of credit of approximately $4.6 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of December 31, 2001, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 2001 was $8.6 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

    As of December 31, 2001, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 1.93%.

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

   There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the six months ended December 31, 2001. As of December 30, 2001 the Company's average pay rate for these swaps was 5.49% compared to its average receive rate of 1.93%.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  None.

        (b)      Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VALLEY NATIONAL GASES INCORPORATED



February 14, 2002                        /s/ Robert D. Scherich
                                         -----------------------------------
                                         Robert D. Scherich
                                         Chief Financial Officer