Form 10-Q
period 2002-03-31
VALLEY NATIONAL GASES INC
filed 2002-05-15
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                       Class                      Outstanding at May 14, 2002
                       -----                      ---------------------------
             Common stock, $0.001 par value                9,347,584

================================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2001
                  and March 31, 2002                                                              3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2002                                      5

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended March 31, 2001 and 2002                                       6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2001 and 2002                                       7

                  Notes to Condensed Consolidated Financial Statements                            8

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            13

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk                     19


PART II     OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                               19

     SIGNATURES                                                                                  20

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                              -----------                              June 30,        March 31,
                                                                         2001             2002
                                                                     -------------    -------------
                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $     542,720    $     855,260
    Accounts receivable, net of allowance for doubtful accounts of
       $597,898 and $684,898, respectively                              16,263,030       17,721,111
    Inventory                                                           16,303,257       16,135,540
    Prepaids and other                                                   1,380,950        1,901,504
                                                                     -------------    -------------
                  Total current assets                                  34,489,957       36,613,415
                                                                     -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                    88,000           90,000
    Buildings and improvements                                           5,344,429        5,981,040
    Equipment                                                           75,229,048       81,855,837
    Transportation equipment                                            13,023,381       13,799,994
    Furniture and fixtures                                               5,177,088        6,573,657
                                                                     -------------    -------------
                  Total property, plant and equipment                   98,861,946      108,300,528

    Accumulated depreciation                                           (37,123,059)     (40,370,637)
                                                                     -------------    -------------
                  Net property, plant and equipment                     61,738,887       67,929,891
                                                                     -------------    -------------
OTHER ASSETS:
    Non-compete agreements and consulting agreements, net of
       amortization of $9,173,886 and $9,571,001,
       respectively                                                      8,425,332        6,326,057
    Goodwill, net of amortization of $6,990,582 and 6,930,855,
       respectively                                                     38,553,833       40,464,848
    Deposits and other assets                                            1,768,251        1,610,332
                                                                     -------------    -------------
                  Total other assets                                    48,747,416       48,401,237
                                                                     -------------    -------------
TOTAL ASSETS                                                         $ 144,976,260    $ 152,944,543
                                                                     =============    =============








   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY          June 30,         March 31,
                  ------------------------------------            2001             2002
                                                             -------------    -------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                     $   6,715,209    $   6,240,028
    Bank overdraft                                                 259,852          425,463
    Accounts payable, trade                                      6,958,922        6,199,942
    Accrued compensation and employee benefits                   3,508,931        3,582,653
    Other current liabilities                                    2,662,632        5,568,280
                                                             -------------    -------------
                  Total current liabilities                     20,105,546       22,016,366

LONG-TERM DEBT, less current maturities                         76,415,134       79,341,625
DEFERRED TAX LIABILITY                                          11,612,787       11,287,535
OTHER LONG-TERM LIABILITIES                                      3,238,607        3,258,451
                                                             -------------    -------------
                  Total liabilities                            111,372,074      115,903,977
                                                             -------------    -------------
STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, outstanding 9,347,584 shares           9,620            9,620
    Paid-in-capital                                             19,269,338       19,269,338
    Retained earnings                                           17,531,623       21,507,643
    Accumulated other comprehensive loss                          (942,967)      (1,482,607)
    Treasury stock at cost, 272,500 shares                      (2,263,428)      (2,263,428)
                                                             -------------    -------------
                  Total stockholders' equity                    33,604,186       37,040,566
                                                             -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 144,976,260    $ 152,944,543
                                                             =============    =============




   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                     2001          2002
                                                                 -----------   -----------
NET SALES                                                        $41,060,313   $41,141,892
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization                                                    20,441,576    19,549,659
                                                                 -----------   -----------
                  Gross profit                                    20,618,737    21,592,233
                                                                 -----------   -----------
EXPENSES:
    Operating and administrative                                  13,790,806    14,243,669
    Depreciation                                                   1,317,600     1,434,722
    Amortization of intangibles                                    1,192,261       682,582
                                                                 -----------   -----------
                  Total expenses                                  16,300,667    16,360,973
                                                                 -----------   -----------
                  Income from operations                           4,318,070     5,231,260
INTEREST EXPENSE                                                   2,167,641     1,339,486
OTHER INCOME, NET                                                    130,679       101,592
                                                                 -----------   -----------
EARNINGS BEFORE INCOME TAXES                                       2,281,108     3,993,366
PROVISION FOR INCOME TAXES                                         1,003,687     1,657,247
                                                                 -----------   -----------
NET EARNINGS                                                     $ 1,277,421   $ 2,336,119
                                                                 ===========   ===========
BASIC EARNINGS PER SHARE                                         $      0.14   $      0.25
DILUTED EARNINGS PER SHARE                                       $      0.14   $      0.25
WEIGHTED AVERAGE SHARES:
   Basic                                                           9,347,584     9,347,584
   Diluted                                                         9,371,400     9,409,958



   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2001           2002
                                                    ------------   ------------

NET SALES                                           $108,537,349   $109,767,912
COST OF PRODUCTS SOLD, excluding depreciation and
 amortization                                         52,884,377     51,129,134
                                                    ------------   ------------
                  Gross profit                        55,652,972     58,638,778
                                                    ------------   ------------
EXPENSES:
    Operating and administrative                      37,615,174     41,899,353
    Depreciation                                       3,932,800      3,770,001
    Amortization of intangibles                        3,667,021      1,981,609
                                                    ------------   ------------
                  Total expenses                      45,214,995     47,650,963
                                                    ------------   ------------
                  Income from operations              10,437,977     10,987,815
INTEREST EXPENSE                                       4,974,415      4,470,039
OTHER INCOME, NET                                        385,003        278,839
                                                    ------------   ------------
EARNINGS BEFORE INCOME TAXES                           5,848,565      6,796,615

PROVISION FOR INCOME TAXES                             2,573,368      2,820,595
                                                    ------------   ------------
NET EARNINGS                                        $  3,275,197   $  3,976,020
                                                    ============   ============
BASIC EARNINGS PER SHARE                            $       0.35   $       0.43
DILUTED EARNINGS PER SHARE                                  0.35           0.42
WEIGHTED AVERAGE SHARES:
   Basic                                               9,347,584      9,347,584
   Diluted                                             9,366,079      9,403,301






   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2001            2002
                                                  ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $  8,683,689    $ 10,565,567
                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                   183,316         138,636
    Purchases of property and equipment             (5,896,877)     (6,122,809)
    Business acquisitions, net of cash acquired     (1,615,901)     (5,478,966)
                                                  ------------    ------------
     Net cash used by investing activities          (7,329,462)    (11,463,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                        31,341,374      46,497,245
    Principal payments on loans                    (33,203,634)    (45,287,133)
                                                  ------------    ------------
     Net cash provided by financing activities      (1,862,260)      1,210,112
                                                  ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS               (508,033)        312,540
CASH AND CASH EQUIVALENTS, beginning of period         769,564         542,720
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, end of period          $    261,531    $    855,260
                                                  ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                    $  4,551,762    $  4,536,431
                                                  ============    ============
    Cash payments for income taxes                $  1,324,746    $    212,038
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                    June 30,      March 31,
                      2001          2002
                   -----------   -----------
                                 (Unaudited)

     Hardgoods     $14,571,219   $14,108,940
     Gases           1,732,038     2,026,600
                   -----------   -----------
                   $16,303,257   $16,135,540
                   ===========   ===========

PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

   Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense for the quarter and nine months ended March 31, 2002 by approximately $124,000 and $372,000 and increasing net earnings by $73,000 and $218,000 or $0.01 and $0.02 per diluted share, respectively.

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

   During the nine months ended March 31, 2002, the Company purchased three businesses. These acquisitions and their effective dates were Buckeye Corporation (August 2001), Mansfield Oxygen Corp. (August 2001) and Gas Arc, Inc. (December 2001). These acquisitions had approximately $7.0 million in combined annualized sales. These transactions were financed through the Company's credit facility.

   In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                      Nine Months Ended
                                                       March 31, 2002
                                                       --------------
                                                         (Unaudited)
     Cash paid                                           $5,995,869
     Notes issued to sellers                                   --
     Notes payable and capital leases assumed               391,198
     Other liabilities assumed and acquisition costs
         including non-competes                             850,000
                                                         ----------
     Total purchase price allocated to assets acquired   $7,237,067
                                                         ==========

   As part of these acquisitions, the Company recorded $877,000 for goodwill and $850,000 for non-compete agreements having an amortization period of 3 years.

4. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                                      June 30,      March 31,
                                                                                       2001            2002
                                                                                   ------------    ------------
                                                                                                    (Unaudited)
     Revolving note, interest at LIBOR plus 1.875% and 2.25% as of 2001 and
         2002, respectively payable monthly through April 2003. Secured by the
         assets of the Company                                                     $ 65,601,201    $ 72,865,000
     Term note, interest at LIBOR plus 1.875% and 2.25% as of 2001 and 2002, respectively payable monthly through October 2003.  Secured by the
         assets of the Company                                                        5,756,225       3,837,470
     Note payable, interest at 6.6% payable annually through October 2003
         Secured by certain assets of the Company                                     2,049,224       1,366,149
     Individuals and corporations, mortgages and notes, interest at 3.7% to
         10.00%, payable at various dates through 2010                                9,837,125       7,611,412
                                                                                   ------------    ------------
                                                                                     83,243,775      85,680,031
                       Original issue discount                                         (113,432)        (98,378)
                       Current maturities                                            (6,715,209)     (6,240,028)
                                                                                   ------------    ------------
     Total long-term debt                                                          $ 76,415,134    $ 79,341,625
                                                                                   ============    ============

   Prime rate was 4.75% and LIBOR was 1.92% at March 31, 2002.

   On May 1, 2000 the Company entered into an amended and restated credit facility with Bank One, as agent. The credit facility increased the maximum revolving note borrowings to $100.0 million, including a letter of credit sublimit of $25.0 million. The term note continued at the existing balance of $7.7 million. The scheduled maturity date of the term note is October 4, 2003. The scheduled maturity date of the revolving note is April 30, 2003. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.16% as of March 31, 2002. As of March 31, 2002, availability under the revolving loan was approximately $22.8 million, with outstanding borrowings of approximately $72.9 million and outstanding letters of credit of approximately $4.3 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 189,500 and 228,850 shares of common stock were outstanding during the quarter and nine months ended March 31, 2002 and 2001 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                          Three Months Ended         Nine Months Ended
                                                                March 31,                 March 31,
                                                        -----------------------   --------------------------
                                                          2001         2002         2001            2002
                                                        ----------   ----------   ----------   -------------
 Net earnings available for common stock                $1,277,421   $2,336,119   $3,275,197   $   3,976,020
                                                        ==========   ==========   ==========   =============
 Basic earnings per common share:

 Weighted average common shares                          9,347,584    9,347,584    9,347,584       9,347,584
                                                        ==========   ==========   ==========   =============
 Basic earnings per common share                        $     0.14   $     0.25   $     0.35   $        0.43
                                                        ==========   ==========   ==========   =============
 Diluted earnings per common share:

 Weighted average common shares                          9,347,584    9,347,584    9,347,584       9,347,584

 Shares issuable from assumed conversion of common
 stock equivalents                                          23,816       62,374       18,495          55,717
                                                        ----------   ----------   ----------   -------------
 Weighted average common and common equivalent shares    9,371,400    9,409,958    9,366,079       9,403,301
                                                        ==========   ==========   ==========   =============
 Diluted earnings per common share                      $     0.14   $     0.25   $     0.35   $        0.42
                                                        ==========   ==========   ==========   =============

6. COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, were as follows:

                                                         Nine Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001           2002
                                                    -----------    -----------
     Net earnings                                   $ 3,275,197    $ 3,976,020
     Cumulative effect of change in accounting
       principle, net of tax                            213,289             --

     Unrealized losses on derivatives, net of tax    (1,477,821)      (539,640)
                                                    -----------    -----------
     Comprehensive income (loss)                    $ 2,010,665    $ 3,436,380
                                                    -----------    -----------

   Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES

   On July 1, 2000, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted resulting in the recording of current assets of $476,500, noncurrent assets of $1,175,800, current liabilities of $365,400, noncurrent liabilities of $931,500 and other comprehensive income of $213,300, net of tax. The March 2002 quarter and nine months results include a reduction in interest expense of $173,328 and $129,935, respectively, to record changes in the fair market value of the Company's interest rate swap agreements, compared to an increase of interest expense in the prior year quarter and nine months of $559,159 and 336,273, respectively.

   Floating to fixed rate interest swap agreements, designated as cash flow hedges, hedge the Company's floating rate debt and expire at various dates through January 2006. The fair value of these contracts is recorded in the Company's balance sheet, with the offset to accumulated other comprehensive loss, net of tax. The Company expects to recognize net current liabilities of $260,000 against earnings in the next 12 months.

8. ADOPTION OF NEW ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations. The Company adopted the new standard on July 1, 2001.

9. INTANGIBLE ASSETS

   On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. As of March 31, 2002, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                                                Weighted
                                                                         Balance at             Average
                            Original              Accumulated             March 31,          Amortization
                              Cost               Amortization               2002            Period (years)
                            --------             ------------            ----------         -------------
Non-competition
   Agreements              $14,833,275            $ 8,690,717            $ 6,142,558              4.8
Consulting
   Agreements                1,063,771                880,272                183,499              5.5

Amortization expense for the nine months ended March 31, 2002 totaled $1,981,609. Estimated amortization expense for the remainder of fiscal 2002 and the next five fiscal years is summarized as follows:

                        Fiscal year Ending June 30,
                    -------------------------------------
                             Remainder of 2002                  $   649,592
                                    2003                        $ 2,014,617
                                    2004                        $ 1,490,856
                                    2005                        $   923,905
                                    2006                        $   507,635
                                    2007                        $   299,302

   The changes in the carrying amount of goodwill for the nine months ended March 31, 2002, are as follows:

     Balance as of June 30, 2001                     $ 39,521,506
     Goodwill acquired during the current
       fiscal year                                   $  1,047,654
     Goodwill written off related to sale
       of assets                                         (104,312)
                                                     ------------
     Balance as of March 31, 2002                    $ 40,464,848
                                                     ------------


The following table reports pro forma information as if SFAS No. 142 had been adopted for all periods presented:

                                                    Three Months Ended                             Nine Months Ended
                                                         March 31,                                      March 31,
                                         --------------------------------------            --------------------------------------
                                              2001                     2002                     2001                     2002
                                         -------------            -------------            -------------            -------------
Reported net earnings                    $   1,277,421            $   2,336,119            $   3,275,197            $   3,976,020
Goodwill amortization, net of
  tax                                          292,320                      --                   871,920                      --
                                         -------------            -------------            -------------            -------------
Adjusted net earnings                    $   1,569,741            $   2,336,119            $   4,147,117            $   3,976,020

Basic earnings per share                 $        0.14            $        0.25            $        0.35            $        0.43
Goodwill amortization                             0.03                      --                      0.09                      --
                                         -------------            -------------            -------------            -------------
Adjusted basic earnings per
  share                                  $        0.17            $        0.25            $        0.46            $        0.43

Diluted earnings per share               $        0.14            $        0.25            $        0.35            $        0.42
Goodwill amortization                             0.03                      --                      0.09                      --
                                         -------------            -------------            -------------            -------------
Adjusted diluted earnings
  per share                              $        0.17            $        0.25            $        0.46            $        0.42


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto.

OVERVIEW

   The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 17% per year since the Company started business in 1958, increasing from $190,000 in that year to $142.6 million for the last twelve months. In fiscal 2001, gases accounted for approximately 44% of net sales, welding equipment and supplies accounted for approximately 40% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

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

   The Company's results are subject to moderate seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months, occurring in the Company's second and third fiscal quarters. Seasonality of total sales has increased as propane sales as a percentage of total sales have increased.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

   Net sales increased 0.2%, or $0.1 million, to $41.1 million from $41.0 million for the three months ended March 31, 2002 and 2001, respectively. Acquisitions made during the preceding twelve months contributed $4.3 million of the increase in net sales, while same store sales decreased $4.2 million. Same store sales decreased 10.4% versus the same quarter last year. Propane sales declined $4.1 million on a same store basis, reflecting $3.1 million in price deflation and $1.0 million decline due to the decline in the volume of propane sold. Bulk propane gallons sold decreased 8.0% for the quarter reflecting the effect of heating degree-days being down 13.0% in comparison to the prior year. Hard good sales decreased $0.4 million from the prior year quarter on a same store basis, reflecting the effect of the softness in the economy during the quarter. Gases and cylinder revenue represented 62.8% of net sales for the three months ended March 31, 2002, with hard goods representing 37.2%. In comparison, net sales for the three months ended March 31, 2001 reflected gases and cylinder revenue as 65.1% and hard goods as 34.9%.

   Gross profit, which excludes depreciation and amortization, increased 4.7%, or $1.0 million, to $21.6 million from $20.6 million for the three months ended March 31, 2002 and 2001, respectively. Acquisitions made during the last twelve months contributed $2.5 million of the increase with same store gross profit decreasing $1.5 million. Gross profit as a percentage of net sales was 52.5% for the three months ended March 31, 2002, compared to 50.2% for the three months ended March 31, 2001, reflecting primarily the change in product mix, with propane being a lesser portion of total gas sales, along with improved margins related to propane sales.

   Operating and administrative expenses increased 3.3%, or $0.4 million, to $14.2 million from $13.8 million for the three months ended March 31, 2002 and 2001, respectively. Of this increase, $1.8 million was related to acquired businesses while same store expense decreased $1.4 million. The $1.4 million decrease in same store expenses reflected primarily the results of the Company's cost reduction initiatives. Operating and administrative expenses as a percentage of sales were 34.6% for the three months ended March 31, 2002, as compared to 33.6% for the same quarter in 2001, reflecting primarily the effect of the decline in same store sales, partially offset by the Company's expense reduction efforts.

   Depreciation and amortization expense decreased $0.4 million for the quarter to $2.1 million, compared to the prior year quarter of $2.5 million. The Company changed its method of accounting for goodwill on July 1, 2001 to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $0.5 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year first quarter would have been $0.17 compared to $0.14 as reported. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.1 million higher for the quarter before this change. This change increased net earnings $0.01 million for the current quarter or $0.01 per diluted share.

   Interest expense decreased $0.8 million for the quarter primarily as a result of a decrease of $0.2 million for the quarter ended March 31, 2002 compared to an increase in interest expense of $0.6 million in the prior year quarter to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

   The Company's effective tax rate decreased from 44.0% for the prior year quarter to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

   Net earnings increased 82.9% to $2.3 million after the effect of SFAS No. 133 and SFAS No. 142 for the three months ended March 31, 2002 compared to $1.3 for the prior year quarter.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2002 AND 2001

   Net sales increased 1.1%, or $1.2 million, to $109.8 million from $108.6 million for the nine months ended March 31, 2002 and 2001, respectively. Acquisitions made during the preceding twelve months contributed $11.4 million of the increase in net sales, while same store sales decreased $10.2 million. Same store sales decreased 9.5% versus the same period last year. Propane sales declined $6.8 million on a same store basis, reflecting $4.5 million in price deflation and $2.3 million decline due to the decline in the volume of propane sold. Bulk propane gallons sold were off 9.5% for the nine months reflecting the effect of heating degree-days being down 21.5% in comparison to the prior year. Gases and cylinder revenue represented 60.0% of net sales for the nine months ended March 31, 2002, with hard goods representing 40.0%. In comparison, net sales for the nine months ended March 31, 2001 reflected gases and cylinder revenue as 60.7% and hard goods as 39.3%.

   Gross profit, which excludes depreciation and amortization, increased 5.4%, or $3.0 million, to $58.6 million from $55.6 million for the nine months ended

March 31, 2002 and 2001, respectively. Acquisitions made during the last twelve months contributed $6.3 million of the increase with same store gross profit decreasing $3.3 million. Gross profit as a percentage of net sales was 53.4% for the nine months ended March 31, 2002, compared to 51.3% for the nine months ended March 31, 2001, reflecting primarily the change in product mix, with propane being a lesser portion of total gas sales, along with improved margins related to propane sales.

   Operating and administrative expenses increased 11.4%, or $4.3 million, to $41.9 million from $37.6 million for the nine months ended March 31, 2002 and 2001, respectively. Of this increase, $5.0 million was related to acquired businesses while same store expense decreased $0.7 million. The $0.7 million decrease in same store expenses reflected primarily the results of the Company's cost reduction initiatives. Operating and administrative expenses as a percentage of sales were 38.2% for the nine months ended March 31, 2002, as compared to 34.7% for the same period in 2001, reflecting primarily the effect of the decline in same store sales, partially offset by the Company's expense reduction efforts.

   Depreciation and amortization expense decreased $1.8 million for the nine months ended March 31, 2002, compared to the same period in 2001. The Company changed its method of accounting for goodwill on July 1, 2001 to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $1.6 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year would have been $0.46, compared to $0.35 as reported. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.4 million higher for the year before this change. This change increased net earnings $0.2 million for the year or $0.2 per diluted share.

   Interest expense decreased $0.5 million for the nine months primarily as a result of a decrease of $0.1 million for the quarter ended March 31, 2002 compared to an increase in interest expense of $0.3 million in the prior period to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

   The Company's effective tax rate decreased from 44.0% for the prior year to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

   Net earnings increased 21.4% to $4.0 million after the effect of SFAS No. 133 and SFAS No. 142 for the nine months ended March 31, 2002 compared to $3.3 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At March 31, 2002, the Company had working capital of approximately $14.5 million. Funds provided by operations for the nine months ended March 31, 2002 were approximately $10.6 million. Funds used for investing activities were approximately $11.5 million for the nine months ended March 31, 2002, consisting primarily of capital spending and financing for acquisitions. Sources of funds from financing activities for the nine months ended March 31, 2002 were approximately $1.2 million from net borrowings. The Company's cash balance increased $0.5 million during the nine months to $0.9 million.

   On May 1, 2000, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement increased the maximum revolving note borrowings to $100.0 million, from the previous maximum borrowings level of $75.3 million, and extended the maturity of the revolving note to April 30, 2003. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.16% as of March 31, 2002. As of March 31, 2002, availability under the revolving loan was approximately $22.8 million, with outstanding borrowings of approximately $72.9 million and outstanding letters of credit of approximately $4.3 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

   The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of March 31, 2002, the Company was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.7% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 2002 was $9.0 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

   As of March 31, 2002, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.13% versus a receive rate of 1.89%.

   The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This option becomes exercisable beginning in May 2002 and ending in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

CAUTIONARY STATEMENTS


   The statements set forth in this 10-Q regarding the effect of acquisitions on the Company's earnings, the expected consideration to be paid for acquisitions, the Company's ability to comply with the financial covenants under its credit facility, the risk of loss under interest rate hedging transactions, the availability of adequate resources to fund the acquisition of a business under an existing put/call option agreement, the sufficiency of the Company's capital resources and the effect of inflation on the Company's business are forward looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Certain factors may affect whether these anticipated events occur, including the Company's ability to accurately identify attractive acquisition targets and predict the performance of those businesses if integrated into the Company's operations, integrate the operations of the acquired businesses as anticipated, secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, negotiating seller financing, or securing other financing methods, effectively manage rapid growth, and general economic conditions. Additional information regarding these and other risk factors is detailed in the Company's filings with the Securities and Exchange Commission from time to time.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   No change has occurred since the filing by the Registrant on Form 10-K for the year ended June 30, 2001. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001.

   There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the nine months ended March 31, 2002. As of March 31, 2002 the Company's average pay rate for these swaps was 6.13% compared to its average receive rate of 1.89%.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.1 Agreement dated February 22, 2002 between the company and Lawrence E. Bandi.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VALLEY NATIONAL GASES INCORPORATED



May 15, 2002                       /s/ Robert D. Scherich
                                   -----------------------------------
                                   Robert D. Scherich
                                   Chief Financial Officer