Form 10-K
period 2002-06-30
VALLEY NATIONAL GASES INC
filed 2002-09-27
CIK 1030715

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

       For the fiscal year ended June 30, 2002

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

     Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
---------------------------------------  -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such stock on September 12, 2002, as reported on the American Stock Exchange, was $12,596,193.

     As of September 12, 2002, the Company had outstanding 9,347,584 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 29, 2002 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                 PAGE NO.
----                                                                 --------
 1.    Business....................................................      1
 2.    Properties..................................................      8
 3.    Legal Proceedings...........................................      8
 4.    Submission of Matters to a Vote of Security Holders.........      8

                                   PART II
 5.    Market for the Company's Common Stock and Related
       Stockholder Matters.........................................      9
 6.    Selected Financial Data.....................................     10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     10
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................     16
 8.    Financial Statements and Supplementary Data.................     17
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................     17

                                  PART III
10.    Directors and Executive Officers of the Company.............     18
11.    Executive Compensation......................................     19
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     19
13.    Certain Relationships and Related Transactions..............     20

                                   PART IV
14.    Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K....................................................     20

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Valley National Gases, Incorporated (the "Company") is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. The Company's net sales have grown at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $144.5 million in fiscal 2002. In fiscal 2002, gases accounted for approximately 43% of net sales, welding equipment and supplies accounted for approximately 41% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales. The Company is a Pennsylvania corporation.

     The Company's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of the Company's 71 distribution or retail locations. The Company also distributes propane to industrial and residential customers. Customers pay a rental fee for use of Company cylinders. The Company owns approximately 527,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will average 30 years or longer. The Company selectively participates in the small bulk gas market through the delivery of gases in cryogenic transports and the storage of gases in cryogenic and propane tanks that are also rented to customers. The Company owns approximately 27,000 bulk propane tanks and 414 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company's principal business strategy is to primarily pursue growth through the acquisition of other independent distributors and also through internally generated growth. Since the Company was founded, it has completed 69 acquisitions. Since July 1, 2001, the Company has acquired three independent distributors, adding approximately $6.0 million in annualized sales. Management believes there will continue to be numerous attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. The Company expects that acquisitions will be financed primarily with internally generated funds, borrowings under the Company's credit facility and seller financing. While highly focused on external growth, management believes that the Company's competitive strengths will allow it to increase sales and improve market share in existing markets, while maintaining acceptable levels of profitability.

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

     This segment of the industry is estimated to have annual sales of $8 billion in the United States, including welding equipment and supplies. Participants in this segment can be further divided into two groups, large multi-state distributors with annual sales exceeding $25 million, and smaller, privately owned companies with few or single locations and annual sales below $25 million. Management believes that large, multi-state distributors, including the Company, account for approximately 50% of sales in the packaged gas segment. Management estimates that the remaining sales are generated by approximately 850 smaller distributors, many of which it believes are potential candidates for acquisition by larger distributors in the current wave of industry consolidation.

     The Company believes that the following characteristics make distribution of packaged gases attractive and different from ordinary industrial distribution: (i) the production, packaging and mixing of gases, as well as the logistics of a large distribution network, require significant knowledge and expertise; (ii) customers expect technical support and assistance in a wide variety of gas applications; and (iii) the currently existing logistical framework is unlikely to change significantly because of the economics associated with the delivery and exchange of cylinders.

  INDUSTRY CONSOLIDATION

     The industry is undergoing significant consolidation, a trend which began in the early 1980's. The Company believes there are many reasons for this trend, including:

     - Many owners are reaching retirement age without qualified succession.

     - Small distributors are facing increasing competition from large distributors who sometimes operate with lower cost structures due to economies of scale.

     - Changes in technology are providing opportunities for more efficient order entry, inventory and distribution management. Larger distributors are more likely to have the capital and human resources to take advantage of these opportunities, thereby creating greater cost and service reliability advantages.

     - Larger customers are demanding additional services from their suppliers in such areas as automated order entry, automated restocking and applications technology support. These services require an investment in technology and equipment that many smaller distributors are incapable or unwilling to make.

     - The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires expertise, which is difficult for the smaller distributor to access and maintain.

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

  ECONOMIC CHARACTERISTICS OF THE INDUSTRIAL GAS INDUSTRY

     The industrial gas industry is mature with historical real growth consistent with growth in the overall economy. Gas sales tend to be less adversely impacted by a decline in general economic conditions than the sale of welding equipment and supplies. Management believes that the industrial gas distribution business is relatively resistant to downturns in the business cycle due to the following factors: (i) the industry has a broad and diverse customer base; (ii) gases frequently represent a fixed component of operating costs which does not decline with production levels; (iii) gases are required for maintenance and renovation activities, which tend to increase during economic downturns; (iv) industries less impacted by economic downturns are major purchasers of industrial gases; and (v) gas purchases represent a small portion of operating expenses and, therefore, are not a large cost cutting item. The total market for industrial gases has continued to expand due to strong growth in certain segments, such as electronics, food processing and health care, and significant growth from new applications for industrial gases. However, other activities which use industrial gases, such as metal fabrication, have declined in recent years.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of 69 distributors. The Company's acquisitions historically have been debt financed, and the Company expects that future acquisitions will be financed, primarily with internally generated funds supplemented with borrowings under the Company's credit facility and seller financing. The Company does not currently intend to issue shares of its common stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

     Acquisition Strategy. The Company intends to continue to focus its acquisition efforts both on market areas where the Company has an existing presence and on new areas where it believes it can achieve a leading presence. However, in the next two (2) fiscal years, the Company will limit its acquisition expenditures and modify its focus to concentrate on the improvement in its operating performance and capital leverage. Over the next five (5) year period, the Company expects its expenditures for acquisitions to be at or near historical levels. The Company believes there are many potential acquisition candidates with operations in these market areas. The Company seeks to achieve operating efficiencies when it acquires a distributor in an overlapping or contiguous market area by closing redundant locations, eliminating a significant portion of the acquired distributor's overhead and consolidating distribution routes. Acquisitions in new markets allow the Company to achieve operating efficiencies through volume discounts on purchases, lower administrative and professional expenses and the purchase of new equipment to replace inefficient equipment and equipment previously leased at relatively expensive lease rates.

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

     Competition for Acquisitions. In seeking to acquire distributors, the Company competes with the major industrial gas producers and national and regional gas distributors. The largest national distributor is Airgas, Inc. ("Airgas") which has been growing through acquisitions since the mid-1980's. The Company expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with the Company for acquisitions. The Company believes that the major industrial gas producers have self-imposed size and geographic constraints with respect to acquiring independent distributors. The Company also believes that some major industrial gas producers have eliminated or limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. The smaller, independent distributors with which the Company competes for acquisitions generally do not seek acquisitions beyond their immediate geographic region.

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

     Assimilation of Acquired Businesses. The Company believes that the effective assimilation of acquired businesses into the Company's existing operations is critical to the success of the Company's acquisition strategy. The Company has established a transition team comprised of selected personnel with technical expertise in various areas, such as management, purchasing, accounting, operations and sales. This team has primary responsibility for converting the acquired business from its existing methods and practices to those used by the Company. A primary goal of the assimilation process is to instill the Company's culture into the new operations. The Company believes the ability to instill its culture provides a distinct and key advantage. This is partly accomplished by requiring the adoption of uniform policies and procedures which support the Company's operational strategies.

  ACHIEVE AND MAINTAIN POSITION AS A LOW-COST SUPPLIER

     The Company strives to produce, package and market its products and services at costs are lower than its local market competitors. This is achieved by optimizing branch size and location, requiring adherence to uniform policies and procedures, taking advantage of volume discount purchases not available to smaller competitors and utilizing the Company's management information systems. Where branch size is suboptimal, the Company has developed alternatives to increase size or profitability through growth or product diversification. The Company has implemented a "best practices" program involving identification of the most effective method of performing a specific activity, such as inventory control, and has adopted procedures and training to implement the practice as a standard throughout the Company's operations.

     The Company has made significant investments in its management information system as part of its strategy to be a low cost supplier. The Company has installed an integrated company-wide point-of-sale system that provides current information on inventory levels and account status. The Company believes significant cost savings have resulted from the ability to efficiently manage inventory.

     The Company believes the selective addition of complementary product offerings will enable it to better serve its diverse, expanding customer base, reach new customers, increase sales in existing locations and leverage its distribution system. The Company has focused in recent years on expanding its propane business. The addition of propane distribution at existing locations has proven advantageous by providing the opportunity to leverage fixed costs at existing locations, thereby creating economies of scale. Certain locations are more attractive for propane distribution, due primarily to residential growth potential, availability of competing sources of energy and existing branch size.

  ENHANCE ORGANIZATIONAL STRENGTH

     The Company believes that to attract and maintain customers it must have a skilled, responsive work force dedicated to providing excellent service. The Company works to instill a service culture through various operational policies. The Company places special emphasis on customer service, including the ability to quickly respond to technical questions on products and applications. The Company believes this is a key value provided to customers. The Company commits significant resources to training and educating employees through various programs.

     The Company strives to fully utilize its existing management resources. In fiscal year 2002 the Company began restructuring certain reporting relationships and responsibilities to place operating and financial responsibility at the local market level, eliminating a layer of management and improving communication. These changes also allowed the Company to redirect the focus of certain key management to increasingly important operating issues, such as logistics, training, budgeting and overall operating performance, that are vital to the Company's growth.

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

     In fiscal 2002, the Company sold approximately twenty two million gallons of propane to approximately 37,000 residential, commercial and industrial users. The Company believes that it is now the twenty-fourth largest distributor of propane in an industry comprised of approximately 7,500 companies. Propane sales accounted for approximately 18% of net sales in fiscal 2002. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facilities in West Mifflin, Pennsylvania, Canton, Ohio and Eddystone, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2002, acetylene accounted for approximately 2% of net sales.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 2000, 2001 and 2002 for each of the following products and services:

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                              2000    2001    2002
                                                              ----    ----    ----
Propane.....................................................  15.0%   21.4%   17.6%
Gases.......................................................  24.3    22.9    25.0
                                                              ----    ----    ----
Total gases.................................................  39.3    44.3    42.6
Welding equipment and supplies..............................  45.1    40.3    41.0
Cylinder rental and other...................................  15.6    15.4    16.4

CUSTOMERS

     The Company currently has more than 143,000 customers, none of which accounted for more than 1% of net sales in fiscal 2002. In fiscal 2002, approximately 10% of the Company's net sales were to metal production and fabrication customers. Other major industry categories served by the Company include manufacturing 14%, industrial 9%, construction 9%, services 7%, health care 5%, mining, oil and chemicals at 4% of net sales.

The customer base also includes smaller distributors in close proximity to one of the Company's larger facilities who find it economically advantageous to source certain products from the Company.

     The Company believes the industry has been characterized by relatively high customer loyalty because of the importance of quality service and personal relationships. This characteristic has made it difficult for new entrants in a market to acquire existing customers. However, service requirements for certain large customers are becoming more demanding and sophisticated and the Company expects that this will result in more account turnover in the future.

     For some larger volume customers, bulk cryogenic products are delivered in transports to cryogenic tanks at the customer location. The Company serves small bulk customers only where it can compete effectively with producers, primarily on the basis of service and the supply of other products, such as cylinder gases and hard goods.

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to costs associated with delivery of cylinders. Therefore, the estimated national market of $8 billion consists of hundreds of regional markets with an estimated annual size of $5 million to $100 million. The Company believes the average market size is approximately $25 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 106 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with Company suppliers to address difficult or innovative application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. The Company believes that electronic commerce conducted through the internet, ("e-commerce"), will become an important method in attracting and maintaining some customers in the future. The Company plans to continue developments in this area.

     Smaller accounts are usually served from "walk in" retail locations, where gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow customer easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. The Company's advertising efforts are limited primarily to the residential propane market as management does not consider advertising to be a significant factor in generating sales.

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

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 52% of the Company's gas purchases in fiscal 2002. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 67 primary vendors, of which purchases from the top five vendors represented approximately 63% of total purchases in fiscal 2002. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors such as the Company are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

     The Company purchases propane from pipeline sources at various supply points in its market areas, generally on a short-term basis at prevailing market prices. The Company historically has been able to adjust prices to customers to reflect changes in product cost, which varies with season and availability. The Company is not dependent upon any single supplier for propane and supplies have historically been readily available. A significant portion of the Company's propane sales are made to industrial customers. As a result, the Company's sales are less seasonal than those of many competitors who focus on the residential segment. Because of the Company's off-peak season demand, the Company believes that it would be less likely than other distributors to be placed on allocation by suppliers during a period of tight supply and accordingly would receive adequate supplies to meet customer demand.

EMPLOYEES

     At June 30, 2002, the Company employed 699 people. Approximately 14% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 62% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

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

ITEM 2.  PROPERTIES

     The Company owns approximately 527,000 cylinders, 27,000 bulk propane tanks and 414 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 70 industrial gas and welding supply distribution locations in 11 states, 32 of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's headquarters are located in 20,000 square feet of leased space in Wheeling, West Virginia.

     Most of the specialty gas products sold by the Company are purified, packaged and mixed at the Company's facility in Cranberry Township, Pennsylvania. This facility processes approximately 25,000 cylinders per month, but has capacity to process approximately 100% more volume, which the Company believes would be sufficient to meet estimated future volume requirements.

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

ITEM 3.  LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company has not to date suffered any material loss as a result of any such lawsuit. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. There are no known claims or known contingent claims that management believes are likely to have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2002.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for the Company's common stock from July 1, 2000 to June 30, 2002 was:

YEAR ENDED JUNE 30, 2002:                                      HIGH      LOW
-------------------------                                      ----      ---
Fourth quarter..............................................  $7.150    $6.400
Third quarter...............................................  $6.850    $6.300
Second quarter..............................................  $7.150    $5.300
First quarter...............................................  $5.750    $4.850

YEAR ENDED JUNE 30, 2001:                                      HIGH      LOW
-------------------------                                      ----      ---
Fourth quarter..............................................  $4.950    $4.250
Third quarter...............................................  $4.750    $3.750
Second quarter..............................................  $4.250    $3.625
First quarter...............................................  $5.000    $3.875

     The reported last sale price of the company's common stock on the American Stock Exchange on September 12, 2002 was $6.20.

     On September 12, 2002, there were 97 record holders of the Company's common stock.

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

                                                          YEARS ENDED JUNE 30,
                                           ---------------------------------------------------
                                            1998       1999       2000       2001       2002
                                            ----       ----       ----       ----       ----
                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales..............................  $95,031   $102,271   $126,080   $141,342   $144,523
  Depreciation and amortization (1)......    9,086      8,328      9,386     10,173      7,708
  Operating income.......................    7,848      9,458     11,263     12,928     12,721
  Interest expense (2)...................    3,116      4,114      5,334      6,619      5,947
  Income taxes...........................    2,052      2,350      2,836      3,059      2,994
  Net income (loss)......................    2,953      3,245      3,610      3,893      4,220
  Basic earnings per share...............  $  0.31   $   0.32   $   0.39   $   0.42   $   0.45
  Diluted earnings per share.............  $  0.31   $   0.32   $   0.39   $   0.42   $   0.45
Weighted average shares
  Basic..................................    9,620      9,531      9,348      9,348      9,348
  Diluted................................    9,667      9,531      9,353      9,368      9,399
Balance Sheet Data:
  Working capital........................    7,183      9,613     11,268     14,384     14,116
  Total assets...........................   97,059    108,526    131,943    144,976    151,018
  Current portion of long-term debt......    5,612      6,294      7,065      6,715      6,319
  Long-term debt.........................   48,656     56,242     68,818     76,415     74,659
  Other non-current liabilities..........    7,302      9,528     12,169     14,851     18,939
  Stockholders' equity...................   24,183     27,045     30,654     33,604     36,634

---------------
(1) Effective July 1, 1998, the Company changed its estimate of useful lives for cylinders and tanks for depreciation purposes from 12 years to 30 years.

    Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. See Note 2 to the financial statements.

    Effective July 1, 2001, the Company changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In fiscal year ended June 30, 2001, goodwill amortization expense of $2.1 million was recorded. See Note 4 to the financial statements.

(2) Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $144.5 million in fiscal 2002. In fiscal 2002, gases accounted for approximately 43% of net sales, welding equipment and supplies accounted for approximately 41% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 53 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

     The Company's results are subject to moderate seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months falling in the Company's second and third fiscal quarters. Seasonality of total sales has increased as propane sales have increased as a percentage of total sales.

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

     Historically, the Company's gross profit margins as a percentage of sales have been higher on the sale of gases than on the sale of welding equipment and supplies ("hard goods"). Future acquisitions may affect the Company's gross profit margins as a percentage of sales depending upon the product mix of the acquired businesses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of continuing trends.

                                                               AS A PERCENTAGE OF NET SALES
                                                                   YEARS ENDED JUNE 30
                                                              ------------------------------
                                                                2000       2001       2002
                                                                ----       ----       ----
Net sales...................................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..............................................    48.8       48.1       47.0
                                                               -----      -----      -----
Gross profit................................................    51.2       51.9       53.0
Operating and administrative expenses.......................    34.9       35.6       38.9
Depreciation and amortization (2)...........................     7.4        7.2        5.3
                                                               -----      -----      -----
Income from operations......................................     8.9        9.1        8.8
Interest expense (1)........................................     4.2        4.7        4.1
Other income................................................     0.4        0.5        0.3
                                                               -----      -----      -----
Earnings before income taxes................................     5.1        4.9        5.0
Provision for income taxes..................................     2.2        2.2        2.1
                                                               -----      -----      -----
Net earnings................................................     2.9%       2.7%       2.9%
                                                               =====      =====      =====

---------------
(1) Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133.

(2) Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. See Note 2 to the financial statements.

    Effective July 1, 2001, the Company changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. See Note 4 to the financial statements.

  COMPARISON OF YEARS ENDED JUNE 30, 2002 AND 2001

     Net sales increased 2.3%, or $3.2 million, to $144.5 million from $141.3 million for the years ended June 30, 2002 and 2001, respectively. Acquisitions made during the preceding twelve months contributed $13.8 million of the increase in net sales, while same store sales decreased $10.6 million or 7.5% (3.2% without propane). Same store sales for the fiscal year reflected a decrease of 5.0% for hard goods and a decline of 1.0% for industrial gases, cylinder rent and other. Propane sales declined $6.9 million, or 23.0%, on a same store basis, reflecting $5.1 million in price deflation and $1.8 million decrease in the volume due to warmer than normal temperatures during the past heating season. Gases and cylinder rent represented 59.0% of net sales for the year, with hard goods representing the remaining 41.0%. In comparison, net sales for the prior year reflected gases and cylinder rent as 59.7% and hard goods as 40.3%.

     Gross profit, which excludes depreciation and amortization, increased 4.4%, or $3.2 million, to $76.6 million for the year, compared to $73.4 million for the prior year. Acquisitions made during the preceding twelve months contributed $7.7 million of the increase in gross profit, while same store gross profit decreased $4.5 million. Gross profit as a percentage of net sales was 53.0% for the year, compared to 51.9% for the prior year.

     Operating and administrative expenses increased 11.7%, or $5.9 million, to $56.2 million for the year, compared to $50.3 million for the prior year. Of this increase, $6.3 million was related to acquired businesses, with the balance of the change, or $(0.4) million, attributable to same store expenses. Expenses related to the search for a new Chief Executive Officer and settlement of litigation of $0.7 million were recorded in fiscal year 2002. Depreciation and amortization expense decreased $2.5 million for the fiscal year, compared to the prior year period. On July 1, 2001, the Company changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In the prior year, goodwill amortization expense of $2.1 million was recorded. Under the new standard, pro forma diluted earnings per share for the prior year would have been $0.57. As a result of a study on the useful life of delivery vehicles, the Company changed its estimate of useful lives for delivery vehicles, effective July 1, 2001, from three years to seven years. Depreciation and amortization would have been $0.5 million higher for the year before this change. This change increased net earnings $0.3 million and earnings per diluted share $0.03 for the year.

     Interest expense decreased 10.1%, or $0.7 million, to $5.9 million for the year, compared to $6.6 million for the prior year. Reflected in interest expense was a decrease of $0.7 million for the year to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

     The Company's effective tax rate decreased from 44% for the prior year to 41.5% for the current year as a result of decreased nondeductible goodwill under SFAS No. 142.

     Net earnings for the year were $4.2 million, compared to $3.9 million for the fiscal year ended June 30, 2001.

     Earnings before interest, taxes, depreciation, amortization and other noncash charges decreased 12.1%, or $2.9 million, to $20.9 million for the year, compared to $23.8 million for the prior year. Earnings before interest, taxes, depreciation, amortization and other noncash charges is an important measurement of the Company's ability to repay debt through operations and provides the Company with the ability to pursue investment alternatives.

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

     At June 30, 2002, the Company had working capital of approximately $14.1 million. Funds provided by operations for the twelve months ended June 30, 2002 were approximately $16.7 million. Funds used for investing activities were approximately $12.7 million for the twelve months ended June 30, 2002, consisting primarily of capital spending and financing for acquisitions. Funds used for financing activities for the twelve months ended June 30, 2002 were approximately $3.4 million from net payments of debt. The Company's cash balance increased $0.7 million during the twelve months to $1.2 million.

     On June 28, 2002, the Company entered into an amendment to the second amended and restated credit agreement with Bank One, as agent. This amendment decreased the maximum revolving note borrowings to $75.0 million, from the previous maximum borrowings level of $100.0 million, and extended the maturity of the revolving note to June 28, 2005. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of June 30, 2002. As of June 30, 2002, availability under the revolving loan was approximately $13.1 million, with outstanding borrowings of approximately $58.0 million and outstanding letters of credit of approximately $3.9 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of June 30, 2002, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 5.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 2002 was $6.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

     As of June 30, 2002, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 1.8%.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This option became exercisable in May 2002 and ends in the year 2008. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and employee health care benefit reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

  TRADE RECEIVABLES

     The Company must make estimates of the collectability of its trade receivables. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management's knowledge of significant accounts. Management believes that the allowances for doubtful accounts as of June 30, 2002 and 2001 are adequate.

  INVENTORIES

     The Company's inventories are stated at the lower of cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead be tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of June 30th of each year. The annual impairment test used by the Company includes a discounted cash flow analysis as well as other tests of the market value of its business entity. The discounted cash flow analysis requires the use of significant estimates, assumptions and judgments. Examples include, (i) projections on Company operating performance, (ii) assumptions as to the Company's cost of capital, and (iii) assumptions as to the availability of capital in the future.

  EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     The Company has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. The Company estimates the level of outstanding claims, at any point in time, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. The Company has stop-loss insurance coverage in place to limit the extent of individual claims.

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

SUBSEQUENT EVENTS

     Subsequent to June 30, 2002, the Company acquired substantially all of the assets of Gerber's Propane, Inc. a propane distributor having approximately $2.0 million in annualized sales. This transaction was financed through the Company's credit facility.

NEW ACCOUNTING STANDARDS

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), Accounting Principles Board ("APB") No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and APB No. 51, "Consolidated Financial Statements" ("APB 51"). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS 144 effective July 1, 2002. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the effects of SFAS No. 145 and does not anticipate that the adoption of SFAS 145 will have a material impact on the Company's financial position and results of operations.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting an reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SFAS No. 146 and does not anticipate that the adoption of SFAS 146 will have a material impact on the Company's financial position and results of operations.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding the Company's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its plans to develop e-commerce capabilities, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, the effect of product liability or other claims on the Company's results of operations or financial condition and the trend towards consolidation in the industry. The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

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

                                                         EXPECTED MATURITY DATE
                                                       FOR PERIODS ENDING JUNE 30,
                                                -----------------------------------------   THERE              FAIR
                                                 2003      2004      2005     2006   2007   AFTER    TOTAL     VALUE
                                                 ----      ----      ----     ----   ----   -----    -----     -----
                                                                           (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate..................................  $ 3,319   $ 2,190   $   801   $751   $547   $417    $ 8,025   $ 7,249
  Average interest rate.......................     3.78%     4.47%     5.78%  6.38%  6.28%  4.86%
  Variable rate...............................  $ 3,000   $ 3,000    66,953     --     --     --    $72,953   $72,953
  Average interest rate.......................     4.59%     4.59%     4.59%    --     --     --
Interest rate swaps Fixed to variable.........  $60,000   $55,000   $20,000     --     --     --              $(3,874)
  Average pay rate............................     5.45%     5.45%     5.25%    --     --     --
  Average receive rate........................     1.84%     1.84%     1.84%    --     --     --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements are incorporated herein by reference.

     Summarized quarterly financial data for fiscal 2002 and 2001 is as follows:

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                           (IN THOUSANDS)
Fiscal 2002--
  Net sales..............................    $33,696        $34,930     $41,142    $34,755
  Gross profit...........................     18,216         18,830      21,592     17,979
  Net earnings...........................      1,089            551       2,336        245
  Basic earnings per share...............       0.12           0.06        0.24       0.03
  Diluted earnings per share.............       0.12           0.06        0.24       0.03
Fiscal 2001--
  Net sales..............................    $31,357        $36,120     $41,060    $32,805
  Gross profit...........................     16,608         18,426      20,619     17,747
  Net earnings...........................        813          1,185       1,277        618
  Basic earnings per share...............       0.09           0.13        0.14       0.07
  Diluted earnings per share.............       0.09           0.13        0.14       0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Previously reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

                                             YEARS
                                          EXPERIENCE
               NAME                 AGE   IN INDUSTRY                       POSITION
               ----                 ---   -----------                       --------
Gary E. West......................  65        32        Chairman of the Board of Directors
William A. Indelicato.............  63        33        Vice Chairman, Acting Chief Executive Officer,
                                                        Director
August E. Maier...................  73        13        Acting President, Director
John R. Bushwack..................  51        26        Executive Vice President, Secretary, Director
Robert D. Scherich................  42         6        Chief Financial Officer
Ben Exley, IV.....................  55         6        Director
James P. Hart.....................  48         6        Director
F. Walter Riebenack...............  63         3        Director

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

     WILLIAM A. INDELICATO, VICE CHAIRMAN, ACTING CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Indelicato was elected a director of the Company in January 1997 and was appointed as the Company's Vice Chairman and Acting Chief Executive Officer in February 2002. Mr. Indelicato has been President of ADE Vantage, Inc., a business consulting firm which provides certain services to the Company, since July 1992. From 1988 to 1991, Mr. Indelicato served as General Business Director of Union Carbide Industrial Gases Inc. Mr. Indelicato has also been an associate professor of strategic management at Pace University in New York. Mr. Indelicato received his Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and his Masters in Business Administration degree from Pace University.

     AUGUST E. MAIER, ACTING PRESIDENT AND DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997 and was appointed as the Company's Acting President in February 2002. In September 1997, Mr. Maier became an employee of the Company and served as Corporate Director of Field Operations until his retirement in July 1999. He served as Chief Executive Officer of Houston Fearless 76, a manufacturer of digital imaging and film processing equipment, from May 1995 to August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive Officer of Holox, Inc., a large distributor of industrial gases and welding equipment. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

     JOHN R. BUSHWACK, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR. Mr. Bushwack has served as the Executive Vice President, Secretary and a director of the Company since January 1997. From 1991 to 1996, Mr. Bushwack served in various positions with the Company, including Executive Vice President of Sales and Acquisitions, Vice President of Sales and Acquisitions, Vice President of Sales and General Manager. From 1987 to 1990, Mr. Bushwack served as President of the Harvey Company, a gas distributor, and from 1990 to 1991 he served as Vice President and director of Linde Gases of the Great Lakes, also a gas distributor. In addition, Mr. Bushwack has been a director of Convenient Care

Products Group, Ltd., a division of Westmoreland Health System, since 1991 and Westmoreland Holding Company, Inc., since 1999.

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

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of the Company in January 1997. He served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation from April 1998 to May 2000 and served as Interim Executive Director during 1999. He served as the President of Ohio Valley Clarksburg, Inc. from 1987 through 1997 and Bailey Drug Company from 1993 through 1997, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. from 1994 through 2000, BankOne Wheeling-Steubenville N.A. from 1991 through 2000 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

     JAMES P. HART, DIRECTOR. Mr. Hart was elected a director of the Company in January 1997. He served as Vice President and Chief Financial Officer of Industrial Scientific Corporation ("ISC"), a manufacturer of portable instruments used for detecting and monitoring a variety of gases, from August 1994 through September 2002. From March 1984 to August 1994, Mr. Hart was Treasurer and Controller of ISC. Mr. Hart holds a Bachelor of Science degree in Accounting from the University of Scranton.

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of the Company in January 1999. He has served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc. since 1990, a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University in Fort Wayne, Indiana and has also served as an instructor of Business Law, Principles of Insurance and Seminars in Business at the University of St. Francis in Fort Wayne, Indiana.

     The information called for by item 405 of Regulation S-K is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 29, 2002, in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 29, 2002, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 29, 2002, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

     Following is the equity compensation plan information for the Company as of June 30, 2002:

                                           NUMBER OF
                                       SECURITIES TO BE
                                          ISSUED UPON      WEIGHTED-AVERAGE    NUMBER OF SECURITIES
                                          EXERCISE OF      EXERCISE PRICE OF   REMAINING AVAILABLE
                                          OUTSTANDING         OUTSTANDING      FOR FUTURE ISSUANCE
                                       OPTIONS, WARRANTS   OPTIONS, WARRANTS       UNDER EQUITY
            PLAN CATEGORY                 AND RIGHTS          AND RIGHTS        COMPENSATION PLANS
            -------------              -----------------   -----------------   --------------------
Equity compensation plans approved by
  security holders...................       351,500              $6.19               298,500
Equity compensation plans not
  approved by security holders.......            --                 --                    --
Total................................       351,500              $6.19               298,500

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 29, 2002, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

  (b) Reports on Form 8-K

     The Company filed a Form 8-K on June 4, 2002 reporting under Item 4 Changes in Registrant's Accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 24, 2002
                                               /s/ WILLIAM A. INDELICATO
                                          --------------------------------------
                                          William A. Indelicato
                                          Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                         DATE
---------                                           -----                         ----

/s/ GARY E. WEST                      Chairman of the Board                September 24, 2002
----------------------------------
Gary E. West

/s/ WILLIAM A. INDELICATO             Vice Chairman, Acting Chief          September 24, 2002
----------------------------------    Executive Officer, Director
William A. Indelicato

/s/ AUGUST E. MAIER                   Acting President, Director           September 24, 2002
----------------------------------
August E. Maier

/s/ JOHN R. BUSHWACK                  Executive Vice President,            September 24, 2002
----------------------------------    Secretary, Director
John R. Bushwack

/s/ ROBERT D. SCHERICH                Chief Financial Officer              September 24, 2002
----------------------------------
Robert D. Scherich

/s/ BEN EXLEY, IV                     Director                             September 24, 2002
----------------------------------
Ben Exley, IV

/s/ JAMES P. HART                     Director                             September 24, 2002
----------------------------------
James P. Hart

/s/ F. WALTER RIEBENACK               Director                             September 24, 2002
----------------------------------
F. Walter Riebenack

                                 CERTIFICATIONS

CHIEF EXECUTIVE OFFICER

     I, William A. Indelicato, certify that:

     1. I have reviewed this annual report on Form 10-K of Valley National Gases Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 9/24/02
     --------------------
                                          /s/ WILLIAM A. INDELICATO
                                          --------------------------------------
                                          Chief Executive Officer

CHIEF FINANCIAL OFFICER

     I, Robert D. Scherich, certify that:

     1. I have reviewed this annual report on Form 10-K of Valley National Gases Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: 9/24/02
     --------------------
                                          /s/ ROBERT D. SCHERICH
                                          --------------------------------------
                                          Chief Financial Officer

                       VALLEY NATIONAL GASES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Reports of Independent Public Accountants...................   F-1
Consolidated Balance Sheets as of June 30, 2001 and 2002....   F-3
Consolidated Statements of Operations for the years ended
  June 30, 2000, 2001 and 2002..............................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2000, 2001 and 2002..........   F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2000, 2001 and 2002..............................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheet of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Valley National Gases Incorporated as of June 30, 2001 and for the two year period then ended, were audited by other auditors who have ceased operations and whose report dated July 31, 2001, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley National Gases Incorporated and subsidiary at June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 2 and 4 to the financial statements, in 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, in 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania,
July 30, 2002

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

/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania
July 31, 2001

     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONJUNCTION WITH VALLEY NATIONAL GASES INCORPORATED'S FILING ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONJUNCTION WITH THIS FILING ON FORM 10-K.

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2002

                                                                  2001            2002
                                                                  ----            ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    542,720    $  1,216,668
  Accounts receivable, net of allowance for doubtful
     accounts of $597,898 and $684,898, respectively........    16,263,030      15,983,161
  Inventory.................................................    16,303,257      15,660,118
  Prepaids and other........................................     1,380,950       2,042,407
                                                              ------------    ------------
       Total current assets.................................    34,489,957      34,902,354
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        88,000          90,000
  Buildings and improvements................................     5,344,429       6,026,404
  Equipment.................................................    75,229,048      82,274,545
  Transportation equipment..................................    13,023,381      13,843,310
  Furniture and fixtures....................................     5,177,088       6,771,212
                                                              ------------    ------------
       Total property, plant and equipment..................    98,861,946     109,005,471
Accumulated depreciation....................................   (37,123,059)    (41,160,064)
                                                              ------------    ------------
       Net property, plant and equipment....................    61,738,887      67,845,407
                                                              ------------    ------------
OTHER ASSETS:
  Non-compete agreements and consulting agreements, net of
     amortization of $9,173,886 and $10,203,926,
     respectively...........................................     7,457,659       6,218,415
  Goodwill, net of amortization of $6,990,582 and
     $6,930,855, respectively...............................    39,521,506      40,429,733
  Deposits and other assets.................................     1,768,251       1,622,305
                                                              ------------    ------------
       Total other assets...................................    48,747,416      48,270,453
                                                              ------------    ------------
TOTAL ASSETS................................................  $144,976,260    $151,018,214
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  6,715,209    $  6,319,077
  Bank overdraft............................................       259,852              --
  Accounts payable..........................................     6,958,922       7,821,065
  Accrued compensation and employee benefits................     3,508,931       3,087,484
  Other current liabilities.................................     2,662,632       3,558,832
                                                              ------------    ------------
       Total current liabilities............................    20,105,546      20,786,458
LONG-TERM DEBT, less current maturities.....................    76,415,134      74,659,090
DEFERRED TAX LIABILITY......................................    11,612,787      14,673,541
OTHER LONG-TERM LIABILITIES.................................     3,238,607       4,265,500
                                                              ------------    ------------
       Total liabilities....................................   111,372,074     114,384,589
                                                              ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value, $.001 per share --
     Authorized, 30,000,000 shares, Issued, 9,620,084
     shares, Outstanding, 9,347,584 shares..................         9,620           9,620
  Paid-in-capital...........................................    19,269,338      19,269,338
  Retained earnings.........................................    17,531,623      21,752,457
  Accumulated other comprehensive loss......................      (942,967)     (2,134,362)
  Treasury stock at cost, 272,500 shares....................    (2,263,428)     (2,263,428)
                                                              ------------    ------------
       Total stockholders' equity...........................    33,604,186      36,633,625
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $144,976,260    $151,018,214
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                       2000            2001            2002
                                                       ----            ----            ----
NET SALES........................................  $126,080,048    $141,341,862    $144,523,199
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization...................................    61,547,537      67,941,623      67,906,417
                                                   ------------    ------------    ------------
       Gross profit..............................    64,532,511      73,400,239      76,616,782
                                                   ------------    ------------    ------------
EXPENSES:
  Operating and administrative...................    43,883,623      50,299,202      56,187,508
  Depreciation...................................     4,889,807       5,282,817       5,077,027
  Amortization of intangibles....................     4,495,818       4,890,261       2,631,213
                                                   ------------    ------------    ------------
       Total expenses............................    53,269,248      60,472,280      63,895,748
                                                   ------------    ------------    ------------
       Income from operations....................    11,263,263      12,927,959      12,721,034
                                                   ------------    ------------    ------------
INTEREST EXPENSE.................................     5,333,760       6,618,827       5,947,283
                                                   ------------    ------------    ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income...................       171,258         226,169         220,829
  Gain (loss) on disposal of assets..............       120,386          60,371           6,588
  Other income...................................       224,688         355,830         213,933
                                                   ------------    ------------    ------------
       Total other income........................       516,332         642,370         441,350
                                                   ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES.....................     6,445,835       6,951,502       7,215,101
PROVISION FOR INCOME TAXES.......................     2,836,167       3,058,661       2,994,267
                                                   ------------    ------------    ------------
NET EARNINGS.....................................  $  3,609,668    $  3,892,841    $  4,220,834
                                                   ============    ============    ============
BASIC EARNINGS PER SHARE.........................          0.39            0.42            0.45
DILUTED EARNINGS PER SHARE.......................          0.39            0.42            0.45
WEIGHTED AVERAGE SHARES:
  Basic..........................................     9,347,584       9,347,584       9,347,584
  Diluted........................................     9,353,209       9,368,396       9,398,514

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                                                      ACCUMULATED
                             COMMON STOCK         TREASURY STOCK                         OTHER                         TOTAL
                          ------------------   ---------------------    PAID-IN-     COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                           SHARES     AMOUNT   SHARES      AMOUNT        CAPITAL         LOSS         EARNINGS        EQUITY
                           ------     ------   ------      ------       --------         ----         --------        ------
BALANCE, June 30,
  1999..................  9,620,084   $9,620   272,500   $(2,263,428)  $19,269,338             --    $10,029,114    $27,044,644
  Net income............         --      --         --            --            --             --      3,609,668      3,609,668
                          ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30,
  2000..................  9,620,084   9,620    272,500    (2,263,428)   19,269,338             --     13,638,782     30,654,312
  Net income............         --      --         --            --            --             --      3,892,841      3,892,841
Cumulative effect of
  change in accounting
  principle, net of
  tax...................         --      --         --            --            --        213,300             --        213,300
Unrealized losses on
  derivatives designated
  and qualified as cash
  flow hedges, net of
  tax...................         --      --         --            --            --     (1,528,904)            --     (1,528,904)
Reclassification of
  unrealized losses on
  derivatives, net of
  tax...................         --      --         --            --            --        372,637             --        372,637
                          ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30,
  2001..................  9,620,084   9,620    272,500    (2,263,428)   19,269,338       (942,967)    17,531,623     33,604,186
  Net income............         --      --         --            --            --             --      4,220,834      4,220,834
Unrealized losses on
  derivatives designated
  and qualified as cash
  flow hedges, net of
  tax...................         --      --         --            --            --     (1,302,906)            --     (1,302,906)
Reclassification of
  unrealized losses on
  derivatives, net of
  tax...................         --      --         --            --            --        111,511             --        111,511
                          ---------   ------   -------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30,
  2002..................  9,620,084   $9,620   272,500   $(2,263,428)  $19,269,338    $(2,134,362)   $21,752,457    $36,633,625
                          =========   ======   =======   ===========   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                         2000           2001           2002
                                                         ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $  3,609,668   $  3,892,841   $  4,220,834
  Adjustments to reconcile net earnings to net cash
     provided by operating activities--
       Amortization of SFAS No. 133 transition
          amount...................................            --        372,637        111,511
       Depreciation................................     4,889,807      5,282,817      5,077,027
       Amortization................................     4,495,818      4,890,261      2,631,213
       Loss (gain) on disposal of assets...........      (120,386)       (21,320)       (78,765)
       Change in deferred taxes....................     1,393,310        735,462      3,065,709
       Other long-term assets and liabilities......      (544,349)       828,607        366,490
       Changes in operating assets and
          liabilities--Accounts receivable.........    (2,160,664)       153,431      1,200,058
          Inventory................................    (1,726,502)    (1,124,108)     1,297,284
          Prepaids and other.......................       643,884       (802,508)    (1,066,122)
          Accounts payable, trade..................     1,223,155       (131,384)       540,177
          Accrued compensation and employee
            benefits...............................      (214,039)        82,610       (434,446)
          Other current liabilities................    (1,309,878)      (686,850)      (189,868)
                                                     ------------   ------------   ------------
            Net cash provided by operating
               activities..........................    10,179,824     13,472,496     16,741,102
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets.................       655,195        194,356        163,568
  Purchases of property and equipment..............    (6,390,650)    (6,769,469)    (7,366,582)
  Business acquisitions, net of cash acquired......    (9,756,924)   (13,718,862)    (5,470,767)
                                                     ------------   ------------   ------------
            Net cash used by investing
               activities..........................   (15,492,379)   (20,293,975)   (12,673,781)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................    25,421,215     52,317,102     67,961,360
  Principal payments on loans......................   (19,563,804)   (45,722,467)   (71,354,733)
                                                     ------------   ------------   ------------
            Net cash provided by financing
               activities..........................     5,857,411      6,594,635     (3,393,373)
                                                     ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............       544,856       (226,844)       673,948
CASH AND CASH EQUIVALENTS, beginning of period.....       224,708        769,564        542,720
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period...........  $    769,564   $    542,720   $  1,216,668
                                                     ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2002

1.  ORGANIZATION:

     Valley National Gases Incorporated, a Pennsylvania corporation (the Company), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. The Company, through its consolidated subsidiaries has been in operation since 1958 and currently operates in 11 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     The components of inventory for the year ended June 30 were as follows:

                                                                2001          2002
                                                                ----          ----
Hard goods.................................................  $14,571,219   $13,559,775
Gases......................................................    1,732,038     2,100,343
                                                             -----------   -----------
                                                             $16,303,257   $15,660,118
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

     Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. The change had the effect of reducing depreciation expense for the year ended June 30, 2002 by approximately $495,000 and increasing net earnings by $290,000 or $0.03 per diluted share.

     The Company changed the estimated useful life of delivery vehicles as a result of thorough studies and analyses. The studies considered empirical data obtained from truck manufacturers and other industry experts and experience gained from the Company's maintenance of a delivery vehicle population of approximately 200 delivery vehicles.

INTANGIBLES

     Intangibles consist of non-competition agreements, goodwill, consulting agreements and deferred loan origination costs. Costs pursuant to non-competition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Annually, or more frequently if needed, goodwill is evaluated for impairment, with any resulting impairment charge reflected as an operating expense. Consulting agreements are entered into with the owners of various businesses acquired by the Company and require such owners to be available to perform services upon the Company's request. Consulting payments are made regardless of the number of hours of service performed and are payable to the consultant's successor upon death. Consulting costs are amortized over the term of the agreement. Deferred loan origination costs are amortized over the term of the related debt.

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

COMPREHENSIVE INCOME

     Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the fiscal years ending June 30:

                                                      2000         2001         2002
                                                      ----         ----         ----
Net earnings.....................................  $3,609,668   $3,892,841   $4,220,834
Cumulative effect of change in accounting
  principle, net of tax..........................          --      213,300           --
Unrealized losses on derivatives, net of tax.....          --   (1,156,267)  (1,191,395)
                                                   ----------   ----------   ----------
Other comprehensive loss.........................          --     (942,967)  (1,191,395)
                                                   ----------   ----------   ----------
Comprehensive income (loss)......................  $3,609,668   $2,949,874    3,029.439
                                                   ==========   ==========   ==========

MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 2000, 2001 and 2002.

REVENUE RECOGNITION

     Revenues are recognized for product sales when such goods are received by the customer. Additionally, revenues from cylinder leases are reported ratably over the terms of the leases.

SHIPPING AND HANDLING FEES AND COSTS

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight and costs of deliveries by company vehicles and personnel are recognized as elements of operating and administrative expenses and depreciation expense.

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

     The estimated fair values of the Company's financial instruments as of June 30, 2002 are as follows:

                                      AS OF JUNE 30, 2001         AS OF JUNE 30, 2002
                                   -------------------------   -------------------------
                                    CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNT         VALUE        AMOUNT         VALUE
                                    --------        -----       --------        -----
Cash and cash equivalents........  $   542,720   $   542,720   $ 1,216,668   $ 1,216,668
Long-term debt...................  $83,130,343   $81,052,047   $80,978,167   $80,202,299

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates which are based upon current market rates.

     The Company utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Counterparties to these contracts are major financial institutions. The company has established counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. Management believes the risk of incurring losses related to credit risk is remote, and any losses would be immaterial to financial results.

In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. At June 30, 2002 and 2001 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million from floating rates to fixed rates. The agreements outstanding at June 30, 2002 mature at various times between December 2002 and January 2006. The Company would have paid $3,874,204 and $2,095,366 to settle its interest rate swap agreements at June 30, 2002 and 2001, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2002 and 2001. Fair value was estimated based on the mark-to market value of the contracts which closely approximates the amount the Company could receive or pay to terminate the agreements at year end.

     Based upon interest rates at June 30, 2002, the Company expects to recognize into earnings in the next 12 months net current liabilities of $242,198 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

     It is not practicable to estimate the fair value of the notes payable of the Company as no ready market exists for these instruments and comparable instruments available from outside the Company are not available.

NEW ACCOUNTING STANDARDS

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), Accounting Principles Board ("APB") No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and APB No. 51, "Consolidated Financial Statements" ("APB 51"). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted SFAS 144 effective July 1, 2002. The Company is currently evaluating the impact of this statement but does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's financial position and results of operations.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. The Statement updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently evaluating the effects of SAFS No. 145 and does not anticipate that the adoption of SFAS 145 will have a material impact on the Company's financial position and results of operations.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting an reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is currently evaluating the effects of SAFS No. 146 and does not anticipate that the adoption of SFAS 146 will have a material impact on the Company's financial position and results of operations.

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                                       FOR THE YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2000         2001         2002
                                                      ----         ----         ----
Cash paid for certain items--
  Cash payments for interest.....................  $5,535,565   $6,324,734   $6,047,593
  Cash payments for income taxes.................     905,280    1,755,075       81,185

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

     During fiscal 2002, the Company purchased three businesses. These acquisitions and their effective dates were Buckeye Corporation (August 2001), Mansfield Oxygen Corp. (August 2001) and Gas Arc, Inc. (December 2001).

     During fiscal 2001, the Company purchased four businesses. The largest of these acquisitions was Air Liquide America Corporation which was effective May 2001.

     During fiscal 2000, the Company purchased four businesses. The largest of these acquisitions was Lee's Gas Supply, Inc. which was effective December 1999.

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                    2000          2001          2002
                                                    ----          ----          ----
Cash paid......................................  $ 9,861,746   $13,731,500   $5,995,869
Notes issued to sellers........................    2,000,000       161,000           --
Notes payable and capital leases assumed.......    2,239,789        31,722      391,198
Other liabilities assumed and acquisition costs    3,150,000       459,650      850,000
                                                 -----------   -----------   ----------
Total purchase price allocated to assets
  acquired.....................................  $17,251,535   $14,383,872   $7,237,067
                                                 ===========   ===========   ==========

     As part of the acquisitions completed during fiscal 2002, the Company recorded $684,000 for goodwill and $850,000 for non-compete agreements having an amortization period of 3 years.

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 2000, 2001 and 2002, illustrate the estimated effects of the 2000, 2001 and 2002 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                        YEAR ENDED JUNE 30,
                                             ------------------------------------------
                                                 2000           2001           2002
                                                 ----           ----           ----
Net sales..................................  $130,717,000   $154,110,000   $146,432,000
Net earnings before income taxes...........     5,743,000      7,429,000      7,039,000
Pro forma net earnings.....................     3,216,000      4,160,000      4,118,000
Pro forma diluted earnings per share.......  $      0 .34   $       0.44   $       0.44

4.  INTANGIBLE ASSETS:

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. The Company entered into an agreement with a former officer of the Company in connection with his separation from the Company in February 2002. The agreement requires payments of $16,667 per month from April 2002 through March 2005 and has been accounted for in the same manner as the Company's other non-compete agreements. As of June 30, 2002, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                ACCUMULATED                     ACCUMULATED       WEIGHTED
                               GROSS AMOUNT    AMORTIZATION    GROSS AMOUNT    AMORTIZATION       AVERAGE
                                   AS OF           AS OF           AS OF           AS OF        AMORTIZATION
                               JUNE 30, 2001   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2002   PERIOD (YEARS)
                               -------------   -------------   -------------   -------------   --------------
Non-competition Agreements...   $15,567,774     $8,433,905      $15,358,570     $9,280,224          4.9
Consulting Agreements........     1,063,771        739,981        1,063,771        923,702          5.7

     Amortization expense for the years ended June 30, 2000,2001 and 2002 totaled $4,495,818, 4,890,261 and $2,631,213 respectively. Estimated amortization expense for the next five fiscal years is summarized as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
       2003.................................................   $ 2,189,617
       2004.................................................   $ 1,682,523
       2005.................................................   $ 1,082,238
       2006.................................................   $   507,635
       2007.................................................   $   299,302

     The changes in the carrying amount of goodwill for the year ended June 30, 2002, are as follows:

Balance as of June 30, 2001.................................  $39,521,506
Goodwill acquired during the current fiscal year............  $ 1,012,538
Goodwill written off related to sale of assets..............     (104,311)
                                                              -----------
Balance as of June 30, 2002.................................  $40,429,733
                                                              -----------

     The following table reports pro forma information as if SFAS No. 142 had been adopted for all periods presented:

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2000         2001         2002
                                                      ----         ----         ----
Reported net earnings............................  $3,609,668   $3,892,841   $4,220,834
Goodwill amortization, net of tax................   1,207,877    1,404,250           --
                                                   ----------   ----------   ----------
Adjusted net earnings............................  $4,817,545   $5,297,091   $4,220,834
Basic earnings per share.........................  $     0.39   $     0.42   $     0.45
Goodwill amortization, net of tax................        0.13         0.15           --
                                                   ----------   ----------   ----------
Adjusted basic earnings per share................  $     0.52   $     0.57   $     0.45
Diluted earnings per share.......................  $     0.39   $     0.42   $     0.45
Goodwill amortization, net of tax................        0.13         0.15           --
                                                   ----------   ----------   ----------
Adjusted diluted earnings per share..............  $     0.52   $     0.57   $     0.45
                                                   ----------   ----------   ----------

5.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                               2001           2002
                                                               ----           ----
Revolving note, interest at LIBOR plus 1.875% and 2.75% as
  of 2001 and 2002, respectively payable monthly through
  June 2005. Secured by the assets of the Company.........  $65,601,201    $57,952,885
Term note, interest at LIBOR plus 1.875% and 2.75% as of
  2001 and 2002, respectively payable monthly through June
  2005. Secured by the assets of the Company..............    5,756,225     15,000,000
Note payable, interest at 6.6% payable annually through
  October 2003. Secured by certain assets of the
  Company.................................................    2,049,224      1,366,149
Individuals and corporations, mortgages and notes,
  interest at 5.75% to 10.00%, payable at various dates
  through 2010............................................    9,837,125      6,752,665
                                                            -----------    -----------
                                                             83,243,775     81,071,699
Original issue discount...................................     (113,432)       (93,532)
Current maturities........................................   (6,715,209)    (6,319,077)
                                                            -----------    -----------
  Total long-term debt....................................  $76,415,134    $74,659,090
                                                            ===========    ===========

     The prime rate was 6.75% and 4.75% at June 30, 2001 and 2002, respectively. The LIBOR rate was 1.83% and 1.84% at June 30, 2001 and 2002, respectively.

     On June 28, 2002 the Company entered into an amendment to the second amended and restated credit facility with Bank One, as agent. The amendment decreased the maximum revolving note borrowings from $100.0 million to $75.0 million, including a letter of credit sublimit of $15.0 million. The term note has a new balance of $15.0 million. The scheduled maturity date of both the term and revolving note is June 28, 2005. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of June 30, 2002. As of June 30, 2002, availability under the revolving loan was approximately $13.1 million, with outstanding borrowings of approximately $58.0 million and outstanding letters of credit of approximately $3.9 million. The credit facility is secured by all of the Company's assets.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of April 30, 2001, the Company was not in compliance with the capital spending covenant and obtained a waiver for the non-compliance.

     The schedule of maturities as amended for the credit agreements for the next five years and thereafter is as follows as of June 30, 2002:

FISCAL YEAR ENDING JUNE 30,
---------------------------
       2003.................................................     6,319,077
       2004.................................................     5,189,930
       2005.................................................    61,753,830
       2006.................................................     3,750,809
       2007.................................................     3,546,545
       Thereafter...........................................       417,976
                                                               -----------
       Total................................................   $80,978,167
                                                               ===========

6.  PENSION PLANS:

     The Company sponsors a defined contribution pension plan ("401-k") for employees. All employees are eligible to participate in the 401-k plan after meeting the age and service requirements. Cash contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $719,126, $892,849 and $1,049,497 respectively, in fiscal years 2000, 2001 and 2002.

     The Company also maintains a profit sharing plan for its employees. Profit sharing payments are based on a discretionary amount determined annually by the Board of Directors and are paid as additional cash contributions to the pension plan. In 2000, 2001 and 2002, the amount of additional cash contributions distributed to the employees' pension plan amounted to $149,888, $142,604 and $54,000 respectively.

     Certain management employees are provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the supplemental retirement benefits plans charged to expense were $67,583, $44,304 and $7,085 respectively, in fiscal years 2000, 2001 and 2002.

7.  EARNINGS PER SHARE:

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

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2000         2001         2002
                                                      ----         ----         ----
Net earnings available for common stock..........  $3,609,668   $3,892,841   $4,220,834
                                                   ==========   ==========   ==========
Basic earnings per common share:
Weighted average common shares...................   9,347,584    9,347,584    9,347,584
                                                   ==========   ==========   ==========
Basic earnings per common share..................  $     0.39   $     0.42   $     0.45
                                                   ==========   ==========   ==========
Diluted earnings per common share:
Weighted average common shares...................   9,347,584    9,347,584    9,347,584
Shares issuable from assumed conversion of common
  stock equivalents..............................       5,625       20,812       50,930
                                                   ----------   ----------   ----------
Weighted average common and common equivalent
  shares.........................................   9,353,209    9,368,396    9,398,514
                                                   ==========   ==========   ==========
Diluted earnings per common share................  $     0.39   $     0.42   $     0.45
                                                   ==========   ==========   ==========

     Options to purchase 222,750, 221,375 and 154,500 shares of common stock were outstanding during fiscal years 2000, 2001 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

8.  LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2010, with options to renew for periods of three to five years. Lease expenses charged to operations were $3,844,848, $4,047,918 and 4,722,281 respectively, in fiscal years 2000, 2001 and 2002.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

FISCAL YEAR ENDING JUNE 30,                       REAL ESTATE   EQUIPMENT      TOTAL
---------------------------                       -----------   ---------      -----
       2003.....................................  $ 3,090,561   $135,684    $ 3,226,245
       2004.....................................    2,687,351    125,784      2,813,135
       2005.....................................    2,591,635    125,784      2,717,419
       2006.....................................    2,328,342    125,784      2,454,126
       2007.....................................    2,195,073     68,528      2,263,601
                                                  -----------   --------    -----------
       Totals...................................  $12,892,962   $581,564    $13,474,526
                                                  ===========   ========    ===========

9.  RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                      2000         2001         2002
                                                      ----         ----         ----
Transactions--
  Lease of buildings and equipment...............  $2,252,065   $2,261,257   $2,259,800
  Rental of aircraft.............................      85,884       85,884       85,884

     The Company has entered into a master lease agreement for virtually all of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,955,484 with renewal options and have been accounted for as operating leases in the accompanying financial statements.

     Pursuant to a Consulting Agreement, the Company retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, Acting CEO, Vice Chairman and director of the Company, to provide consulting services, including appraisal valuation services used in connection with the adoption of SFAS No.
142. The Company pays Mr. Indelicato a monthly retainer fee of $4,500, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 2000, 2001 and 2002 totaled $181,607, $226,270 and $168,982 respectively.

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

     The following summarizes the activity under the 1997 Plan:

                                                              EXERCISE     NUMBER OF
                                                                PRICE        SHARES
                                                              PER SHARE   OUTSTANDING
                                                              ---------   -----------
Outstanding, June 30, 1999..................................    $7.36       232,400
                                                                =====       =======
Exercisable, June 30, 1999..................................    $8.00        25,000
  Granted...................................................     3.13        62,500
  Vested....................................................     8.00       118,500
  Exercised.................................................       --            --
  Expired or terminated.....................................     6.86         9,650
                                                                -----       -------
Outstanding, June 30, 2000..................................     6.45       285,250
                                                                =====       =======
Exercisable, June 30, 2000..................................    $8.00       143.500
  Granted...................................................     3.75        64,000
  Vested....................................................     8.29        14,000
  Exercised.................................................       --            --
  Expired or terminated.....................................     7.49         1,375
                                                                -----       -------
Outstanding, June 30, 2001..................................     5.26       347,875
                                                                =====       =======

Exercisable, June 30, 2001..................................    $8.03       157,500

  Granted...................................................     6.69        40,000
  Vested....................................................     5.63        57,200
  Exercised.................................................       --            --
  Expired or terminated.....................................     4.40        36,375
                                                                -----       -------
Outstanding, June 30, 2002..................................     6.19       351,500
                                                                =====       =======
Exercisable, June 30, 2002..................................    $7.38       211,700

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

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                      2000         2001         2002
                                                      ----         ----         ----
Net income
  As reported....................................  $3,609,668   $3,892,841   $4,220,834
  Pro forma......................................   3,340,243    3,820,839    4,170,398
Earnings per share assuming dilution
  As reported....................................  $     0.39   $     0.42   $     0.45
  Pro forma......................................  $     0.36   $     0.41   $     0.44

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                             2000      2001      2002
                                                             ----      ----      ----
Risk-Free Interest Rate...................................     6.65%     5.50%      4.9%
Expected Lives............................................  7 years   7 years   7 years
Expected Dividend Yield...................................     0.00%     0.00%     0.00%
Expected Volatility.......................................    44.00%    25.63%    30.90%

11.  INCOME TAXES:

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
                                                              ==========   =====

                                                                     2001
                                                              ------------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $2,363,511   34.00%
State taxes, net of federal benefit.........................     417,090    6.00%
Nondeductible goodwill......................................     272,979     3.9%
Other.......................................................       5,081     .07%
                                                              ----------   -----
Provision for income taxes..................................  $3,058,661   44.00%
                                                              ==========   =====

                                                                     2002
                                                              ------------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $2,453,134   34.00%
State taxes, net of federal benefit.........................     432,906     6.0%
Nondeductible goodwill......................................          --      --
Other.......................................................     108,227     1.5%
                                                              ----------   -----
Provision for income taxes..................................  $2,994,267    41.5%
                                                              ==========   =====

     The provision for income taxes as shown in the accompanying consolidated statement of operations, includes the following components for the year ended June 30:

                                                      2000         2001         2002
                                                      ----         ----         ----
Current provision--
  Federal........................................  $1,157,045   $1,084,772   $  (58,527)
  State..........................................     204,184      191,430      (12,915)
                                                   ----------   ----------   ----------
Total current provision(benefit).................  $1,361,229   $1,276,202   $  (71,442)
                                                   ==========   ==========   ==========
Deferred provision
  Federal provision..............................   1,253,697    1,515,090    2,605,853
  State provision................................     221,241      267,369      459,856
                                                   ----------   ----------   ----------
Total deferred provision.........................   1,474,938    1,782,459    3,065,709
                                                   ----------   ----------   ----------
Provision for income taxes.......................  $2,836,167   $3,058,661   $2,994,267
                                                   ==========   ==========   ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 2000, 2001 and 2002 were as follows:

                                                 2000           2001           2002
                                                 ----           ----           ----
Deferred tax assets........................  $  2,446,183   $  3,162,840   $  4,411,130
Deferred tax liabilities...................   (13,070,292)   (14,753,680)   (17,539,332)
                                             ------------   ------------   ------------
Net deferred tax liability.................  $(10,624,109)  $(11,590,840)  $(13,128,202)
                                             ============   ============   ============
Consisting of--
  Basis difference of property.............  $(12,703,355)  $(14,998,570)  $(17,464,332)
  Basis difference of inventory............       236,609        312,911        422,476
  Derivatives designated as cash flow
     hedges................................            --        562,154      1,422,908
  Financial reserves not currently
     deductible for tax purposes...........       283,277        285,866        624,341
  Amortization of intangibles..............     1,131,803      1,712,622      1,324,818
  Unearned revenue.........................       427,557        534,177        541,587
                                             ------------   ------------   ------------
                                             $(10,624,109)  $(11,590,840)  $(13,128,202)
                                             ============   ============   ============

12.  CONTINGENCIES, COMMITMENTS AND OTHER

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

     During the fourth quarter of fiscal year 2002 the Company incurred non-recurring charges of $0.4 million, net of taxes, related to its search for a new Chief Executive Officer and settlement of litigation.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This option became exercisable in May 2002 and ends in the year 2008. The

Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

13.  SUBSEQUENT EVENTS:

     Subsequent to June 30, 2002, the Company acquired substantially all of the assets of Gerber's Propane, Inc. a propane distributor having approximately $2.0 million in annualized sales. This transaction was financed through the Company's credit facility.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                           (IN THOUSANDS)
Fiscal 2002--
  Net sales..............................    $33,696        $34,930     $41,142    $34,755
  Gross profit...........................     18,216         18,830      21,592     17,979
  Net earnings...........................      1,089            551       2,336        245(1)
  Basic earnings per share...............       0.12           0.06        0.24       0.03
  Diluted earnings per share.............       0.12           0.06        0.24       0.03
Fiscal 2001--
  Net sales..............................    $31,357        $36,120     $41,060    $32,805
  Gross profit...........................     16,608         18,426      20,619     17,747
  Net earnings...........................        813          1,185       1,277        618
  Basic earnings per share...............       0.09           0.13        0.14       0.07
  Diluted earnings per share.............       0.09           0.13        0.14       0.07

---------------
(1) Includes the effect of non-recurring charges related to the search for a new Chief Executive Officer and settlement of litigation which totaled $0.4 million, net of taxes.

                      (This page left blank intentionally)

                                INDEX TO EXHIBITS

-------------------------------------------------------------------------------
3.1      Articles of Amendment (a)

3.2      Bylaws (a)

4.1      Form of Certificate for Common Stock (a)

10.2 Master Lease Agreement dated as of May 1, 2001 between the Company and West Rentals, Inc. (d)

10.3 Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E. West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary
         E. West Grantor Retained Annuity Trust #6 and Praxair, Inc. (a)

10.6 Agreement dated October 5, 1992 between the Company and Lawrence E. Bandi providing for death, disability and retirement benefits (a)+

10.7 Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits (a)+

10.10 Lease Agreement dated as of April 1, 1998 between the Company and Acetylene Products, Inc. (d)

10.11    1997 Stock Option Plan as amended (d)

10.18 Second Amended and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (c)

10.19 Agreement dated July 1, 2001 between the Company and William A. Indelicato providing for certain consulting payments (d)+

10.20 Lease Agreement dated as of April 1, 2000 between the Company and Real Equip-Lease, LLC (d)

10.21 Agreement dated February 22, 2002 between the Company and Lawrence E. Bandi (e)+

10.22 Amendment dated June 28, 2002 to Second Amended and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (filed herewith)

10.23 Agreement dated July 1, 2002 between the Company and William A. Indelicato providing for certain consulting payments (filed herewith)+

10.24 Agreement dated February 11, 2002 between the Company and August E. Maier providing for certain consulting payments (filed herewith)+

10.25 Agreement dated June 30, 2002 between the Company and John R. Bushwack relating to assignment of life insurance policy (filed herewith)+

10.26 Agreement dated June 30, 2002 between the Company and Robert D. Scherich relating to assignment of life insurance policy (filed herewith)+

10.27 Lease Agreement dated as of November 5, 1997 between the Company and EquipLease Corp (filed herewith)

10.28 Lease Agreement dated as of September 24, 2001 between the Company and GEW Realty LLC (filed herewith)

21.1     Subsidiaries of Registrant (a)

99.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

-------------------------------------------------------------------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-19973.

(b) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 28, 1999.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2000.

(d) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 28, 2001.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2002.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.