Form 10-Q
period 2002-09-30
VALLEY NATIONAL GASES INC
filed 2002-11-15
CIK 1030715

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                      Yes [X]                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 14, 2002
             -----                              --------------------------------
   Common stock, $0.001 par value                             9,347,584

                       VALLEY NATIONAL GASES INCORPORATED

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I            FINANCIAL INFORMATION
     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2002
                  and September 30, 2002                                                3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2001 and 2002                        5

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 2001 and 2002                        6

                  Notes to Condensed Consolidated Financial Statements                  7

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  11

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk           17

     ITEM 4       CONTROLS AND PROCEDURES                                              17


PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                     18

     SIGNATURES                                                                        19

     CERTIFICATIONS                                                                    20

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                              -----------
                                                                                   June 30,                 September 30,
                                                                                    2002                        2002
                                                                                -------------               -------------
                                                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   1,216,668               $   1,038,789
    Accounts receivable, net of allowance for doubtful accounts of
     $684,898                                                                      15,983,161                  14,613,948
    Inventory                                                                      15,660,118                  14,672,998
    Prepaids and other                                                              2,042,407                   2,317,598
                                                                                -------------               -------------

                  Total current assets                                             34,902,354                  32,643,333
                                                                                -------------               -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                               90,000                      88,000
    Buildings and improvements                                                      6,026,404                   6,111,588
    Equipment                                                                      82,274,545                  84,727,059
    Transportation equipment                                                       13,843,310                  14,091,518
    Furniture and fixtures                                                          6,771,212                   6,945,955
                                                                                -------------               -------------

                  Total property, plant and equipment                             109,005,471                 111,964,120

    Accumulated depreciation                                                      (41,160,064)                (42,173,572)
                                                                                -------------               -------------

                  Net property, plant and equipment                                67,845,407                  69,790,548
                                                                                -------------               -------------

OTHER ASSETS:
    Non-compete agreements and consulting
     agreements, net of amortization of
     $10,203,926 and $10,854,981, respectively                                      6,218,415                   5,907,361
    Goodwill                                                                       40,429,733                  41,155,902
    Deposits and other assets                                                       1,622,305                   1,173,603
                                                                                -------------               -------------

                  Total other assets                                               48,270,453                  48,236,866
                                                                                -------------               -------------

TOTAL ASSETS                                                                    $ 151,018,214               $ 150,670,747
                                                                                =============               =============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY                      June 30,                 September 30,
                  ------------------------------------                        2002                       2002
                                                                         -------------               -------------
                                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                                 $   6,319,077               $   6,440,992
    Bank overdraft                                                                --                       920,511
    Accounts payable, trade                                                  7,821,065                   6,489,852
    Accrued compensation and employee benefits                               3,087,484                   2,399,587
    Other current liabilities                                                3,558,832                   3,776,495
                                                                         -------------               -------------

                  Total current liabilities                                 20,786,458                  20,027,437

LONG-TERM DEBT, less current maturities                                     74,659,090                  75,572,312
DEFERRED TAX LIABILITY                                                      14,673,541                  14,405,322
OTHER LONG-TERM LIABILITIES                                                  4,265,500                   4,760,513
                                                                         -------------               -------------

                  Total liabilities                                        114,384,589                 114,765,584
                                                                         -------------               -------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, Outstanding, 9,347,584 shares

                                                                                 9,620                       9,620
    Paid-in-capital                                                         19,269,338                  19,269,338
    Retained earnings                                                       21,752,457                  21,856,857
  Accumulated other comprehensive loss                                      (2,134,362)                 (2,967,224)
  Treasury stock at cost, 272,500 shares                                    (2,263,428)                 (2,263,428)
-----------------------------------------------------------              -------------               -------------

                  Total stockholders' equity                                36,633,625                  35,905,163
                                                                         -------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 151,018,214               $ 150,670,747
                                                                         =============               =============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                            ------------------------------------
                                                                               2001                     2002
                                                                            -----------              -----------
NET SALES                                                                   $33,695,773              $33,452,736
COST OF PRODUCTS SOLD, excluding depreciation and amortization
                                                                             15,479,335               15,394,603
                                                                            -----------              -----------
                  Gross profit                                               18,216,438               18,058,133
                                                                            -----------              -----------

EXPENSES:

    Operating and administrative                                             13,247,584               13,903,532
    Depreciation                                                              1,152,600                1,260,600
  Amortization of intangibles                                                   647,001                  701,054
                                                                            -----------              -----------
                  Total expenses                                             15,047,185               15,865,186
                                                                            -----------              -----------
                  Income from operations                                      3,169,253                2,192,947

INTEREST EXPENSE                                                              1,408,627                2,097,034
OTHER INCOME, NET                                                               100,879                   82,548
                                                                            -----------              -----------
EARNINGS BEFORE INCOME TAXES                                                  1,861,505                  178,461

PROVISION FOR INCOME TAXES                                                      772,525                   74,061
                                                                            -----------              -----------
NET EARNINGS                                                                $ 1,088,980              $   104,400
                                                                            ===========              ===========

BASIC EARNINGS PER SHARE                                                    $      0.12              $      0.01
DILUTED EARNINGS PER SHARE                                                  $      0.12              $      0.01
WEIGHTED AVERAGE SHARES:
   Basic                                                                      9,347,584                9,347,584
   Diluted                                                                    9,391,096                9,403,829

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                          September 30,
                                                             ---------------------------------------
                                                                 2001                       2002
                                                             ------------               ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  1,357,196               $  3,036,700
                                                             ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                               11,000                     49,257
    Purchases of property and equipment                        (1,493,191)                (2,035,817)
    Business acquisitions, net of cash acquired                (2,153,834)                (1,054,112)
                                                             ------------               ------------

     Net cash used by investing activities                     (3,636,025)                (3,040,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                   17,458,317                 13,232,446
    Principal payments on loans                               (14,777,005)               (13,406,353)
                                                             ------------               ------------

     Net cash provided (used) by financing
      activities                                                2,681,312                   (173,907)
                                                             ------------               ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           402,483                   (177,879)

CASH AND CASH EQUIVALENTS, beginning of period                    542,720                  1,216,668
                                                             ------------               ------------

CASH AND CASH EQUIVALENTS, end of period                     $    945,203               $  1,038,789
                                                             ============               ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                               $  1,469,513               $  1,382,486
                                                             ============               ============
    Cash payments for income taxes
                                                             $     12,885               $       --
                                                             ============               ============

   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

      The financial statements of Valley National Gases Incorporated (the "Company") presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

      Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                         June 30,             September 30,
                          2002                    2001
                       -----------            -------------
                                               (Unaudited)
Hardgoods              $13,559,775              $12,780,385
Gases                    2,100,343                1,892,613
                       -----------              -----------

                       $15,660,118              $14,672,998
                       ===========              ===========

PLANT AND EQUIPMENT

      Plant and equipment are stated at cost. Depreciation is computed using the straight-line basis over the estimated useful lives of the related assets.

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

      During the three months ended September 30, 2002, the Company acquired substantially all of the assets of Gerber's Propane, Inc., a propane distributor having approximately $2.0 million in combined annualized sales. This transaction was financed through the Company's credit facility.

      In connection with this acquisition, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                           Three Months Ended
                                                           September 30, 2002
                                                           ------------------
                                                               (Unaudited)

Cash paid                                                      $1,054,112
Notes issued to sellers                                           855,000
Notes payable and capital leases assumed                           54,045

Other liabilities assumed and acquisition
       costs including non-competes                               300,000
                                                               ----------

Total purchase price allocated to assets acquired              $2,263,157
                                                               ==========

      As part of this acquisition, the Company recorded $709,000 for goodwill and $300,000 for non-compete agreements having an amortization period of 3 years.

4. LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                                               June 30,              September 30,
                                                                                                 2002                    2002
                                                                                             ------------            ------------
                                                                                                                      (Unaudited)
Revolving note, interest at LIBOR plus 2.75% payable monthly through June 2005.
    Secured by the assets of the Company.                                                    $ 57,952,885            $ 59,475,000

Termnote, interest at LIBOR plus 2.75% payable monthly through June 2005.
    Secured by the assets of the Company.                                                      15,000,000              14,250,000

Notepayable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company.                                                              1,366,149               1,366,149

Individuals and corporations, mortgages and notes, interest at 3.75% to 10.00%,
    payable at various dates through 2010.                                                      6,752,665               7,010,929
                                                                                             ------------            ------------

                                                                                               81,071,699              82,102,078


                  Original issue discount                                                         (93,532)                (88,774)
                  Current maturities                                                           (6,319,077)             (6,440,992)
                                                                                             ------------            ------------

Total long-term debt                                                                         $ 74,659,090            $ 75,572,312
                                                                                             ============            ============

      Prime rate was 4.75% and LIBOR was 1.81% at September 30, 2002.

      On June 28, 2002 the Company entered into an amendment to the second amended and restated credit facility with Bank One, as agent. The amendment facility decreased the maximum revolving note borrowings from $100.0 million to $75.0 million, including a letter of credit sublimit of $15.0 million. The term note has a balance of $14.3 million. The scheduled maturity date of both the term and revolving note is June 28, 2005. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of September 30, 2002 excluding the impact of the Company's interest rate swap agreements. See Note 7. As of September 30, 2002, availability under the revolving loan was approximately $11.9 million, with outstanding borrowings of approximately $59.5 million and outstanding letters of credit of approximately $3.6 million. The credit facility is secured by all of the Company's assets.

      The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. On October 28, 2002 the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

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

      Options to purchase 189,500 and 212,200 shares of common stock were outstanding during the quarter ended September 30, 2002 and 2001 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                                     Three Months Ended
                                                                        September 30,
                                                             ----------------------------------
                                                                2001                    2002
                                                             ----------              ----------
     Net earnings available for common stock                 $1,088,980              $  104,400
                                                             ==========              ==========

     Basic earnings per common share:

     Weighted average common shares                           9,347,584               9,347,584
                                                             ==========              ==========

     Basic earnings per common share                         $     0.12              $     0.01
                                                             ==========              ==========

     Diluted earnings per common share:

     Weighted average common shares                           9,347,584               9,347,584

     Shares issuable from assumed conversion of
       common stock equivalents                                  43,512                  56,245
                                                             ----------              ----------

     Weighted average common and common
       equivalent shares                                      9,391,096               9,403,829
                                                             ==========              ==========
     Diluted earnings per common share                       $     0.12              $     0.01
                                                             ==========              ==========

6. COMPREHENSIVE INCOME

      The components of comprehensive income, net of tax, were as follows:

                                                                        Three Months Ended
                                                                           September 30,
                                                               -------------------------------------
                                                                   2001                      2002
                                                               -----------               -----------
     Net earnings                                              $ 1,088,980               $   104,400

     Unrealized losses on derivatives, net of tax               (1,390,043)                 (832,862)
                                                               -----------               -----------

     Comprehensive income (loss)                               $  (301,063)              $  (728,462)
                                                               -----------               -----------

      Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES

      In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. At September 30, 2002 and 2001 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million from floating rates to fixed rates. The agreements outstanding at September 30, 2002 mature at various times between September 2003 and January 2006. The Company would have paid $5,612,469 and $4,259,759 to settle its interest rate swap agreements at September 30, 2002 and 2001, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at September 30, 2002 and 2001. Fair value was estimated based on the mark-to market value of the contracts which closely approximates the amount the Company could receive or pay to terminate the agreements at quarter end.

      Based upon interest rates at September 30, 2002, the Company expects to recognize into earnings in the next 12 months net current liabilities of $242,198 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

8. ADOPTION OF NEW ACCOUNTING STANDARDS

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

9. INTANGIBLE ASSETS

      On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. As of September 30, 2002, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                                                     Weighted
                                                                               Balance at             Average
                               Original               Accumulated             September 30,        Amortization
                                 Cost                Amortization                 2002             Period (years)
                             -----------             ------------             -------------        --------------
Non-competition
   agreements                $15,698,570              $ 9,890,988              $ 5,807,582              4.8
Consulting
   agreements                  1,063,771                  963,992                   99,779              5.7

      Amortization expense for the three months ended September 30, 2002 totaled $701,054. Estimated amortization expense for the remainder of fiscal 2003 and the next five fiscal years is summarized as follows:

                             Fiscal year Ending
                                  June 30,
                             ------------------
                             Remainder of 2003                  $   1,646,895
                                    2004                        $   1,802,522
                                    2005                        $   1,185,571
                                    2006                        $     515,968
                                    2007                        $     299,302
                                    2008                        $     287,218

      The changes in the carrying amount of goodwill for the three months ended September 30, 2002, are as follows:

           Balance as of June 30, 2002                      $40,429,733
           Goodwill related to acquisitions
             during the current fiscal quarter              $   726,169
                                                            -----------
           Balance as of September 30, 2002                 $41,155,902
                                                            -----------

10. SUBSEQUENT EVENTS

      On October 28, 2002 the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in item 1 herein.

OVERVIEW

      The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $144.3 million for the last twelve months. In fiscal 2002, gases accounted for approximately 43% of net sales, welding equipment and supplies accounted for approximately 41% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales. The Company is a Pennsylvania corporation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2002 and 2001

      Net sales decreased 0.7%, or $0.2 million, to $33.5 million for the three months ended September 30, 2002 from $33.7 million for the three months ended September 30, 2001. Acquisitions made since the prior year quarter contributed $1.0 million of increase in net sales for the three months ended September 30, 2002, while same store sales decreased $1.2 million or 3.6% for such three month period. The decline in same store sales was due primarily to reduced demand associated with unfavorable economic conditions. Gases and cylinder revenue represented 57.0% of net sales for the three months ended September 30, 2002, with hard goods representing 43.0%. In comparison, gases and cylinder revenue represented 56.0% of net sales for the three months ended September 30, 2001, with hard goods representing 44.0%.

      Gross profit, which excludes depreciation and amortization, decreased 0.9%, or $0.2 million to $18.0 million, for the three months ended September 30, 2002 compared to $18.2 million for the three months ended September 30, 2001.Acquisitions made since the prior year quarter contributed $0.6 million of increase in gross profit while same store gross profit decreased $0.8 million, consistent with the decline in same store sales. Gross profit as a percentage of net sales was 54.0% for the three months ended September 30, 2002, compared to 54.1% for the three months ended September 30, 2001.

      Operating and administrative expenses increased 5.0%, or $0.7 million, to $13.9 million for the three months ended September 30, 2002. Of this increase, $0.7 million was related to acquired businesses while same store operating expenses remained the same. Operating and administrative expenses as a percentage of sales were 41.6% for the three months ended September 30, 2002, as compared to 39.3% for the same quarter in 2001, reflecting primarily the effect of the decline in same store sales, and the effect of acquisitions made since the prior year quarter.

      Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, primarily as a result of acquisitions completed since the prior year quarter.

      Interest expense increased $0.7 million to $2.1 million for the three months ended September 30, 2002 compared to $1.4 million for the three months ended September 30, 2001. Reflected in interest expense was an increase of $0.4 million for the three months ended September 30, 2002 and a decrease of $0.2 million for the three months ended September 30, 2001 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No.
133. Interest expense for the three months ended September 30, 2002 also included a charge of $0.1 million related to an amendment to the Company's credit facility.

      The Company's effective tax rate for the three months ended September 30, 2002 was 41.5%, the same rate for the three months ended September 30, 2001.

      Net earnings decreased 90.4% to $0.1 million for the three months ended September 30, 2002 compared to $1.1 million for the prior year quarter. This change in earnings reflects primarily the effect of the above-mentioned decline in same store sales and gross profit and the change in fair market value of the Company's interest rate swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

      At September 30, 2002, the Company had working capital of approximately $12.6 million. Funds provided by operations for the three months ended September 30, 2002 were approximately $3.0 million. Funds used for investing activities were approximately $3.0 million for the three months ended September 30, 2002, consisting primarily of capital spending and financing for acquisitions. The Company's cash balance decreased $0.2 million during the three months to $1.0 million.

      On June 28, 2002, the Company entered into an amendment to the second amended and restated credit agreement with Bank One, as agent. This agreement decreased the maximum revolving note borrowings to $75.0 million, from the previous maximum borrowings level of $100.0 million, and extended the maturity of the revolving note to June 28, 2005. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of

September 30, 2002 excluding the impact of the Company's interest rate swap agreements. See Note 7. As of September 30, 2002, availability under the revolving loan was approximately $11.9 million, with outstanding borrowings of approximately $59.5 million and outstanding letters of credit of approximately $3.6 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

      The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. On October 28, 2002 the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

      The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 2002 was $8.4 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

      As of September 30, 2002, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 1.8%.

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

SUBSEQUENT EVENTS

      On October 28, 2002 the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

CAUTIONARY STATEMENTS

      This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding our intent, belief or current expectations. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause actual results to differ materially from the results discussed in these statements. The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

      All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed will be achieved. Important risk factors that may affect the Company's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the Company's ability to (i)accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into the Company's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, the Company's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving the Company's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting the Company's business, inflation and fluctuations in interest rates. Other risks and uncertainties are detailed from time to time in our filings with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

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

                                                 EXPECTED MATURITY DATE
                                               FOR PERIODS ENDING JUNE 30,
                            -----------------------------------------------------------------   ----------------------------------
                                                                                                   THERE                   FAIR
                               2003          2004          2005          2006         2007         AFTER      TOTAL        VALUE
                            ----------    ----------    ----------    ----------   ----------   ---------- ----------   ----------
                                                                 (IN THOUSANDS)
Liabilities
Long term debt
   Fixed rate               $    3,319    $    2,190    $      801    $      751   $      547   $      417 $    8,025   $    7,249
   Average interest
    rate                          3.78%         4.47%         5.78%         6.38%        6.28%        4.86%
   Variable rate            $    3,000    $    3,000    $   66,953          --           --           --   $   72,953   $   72,953
   Average interest
    rate                          4.59%         4.59%         4.59%         --           --           --

Interest rate swaps fixed
to variable                 $   60,000    $   55,000    $   20,000          --           --           --                $   (3,874)
  Average pay rate                5.45%         5.45%         5.25%         --           --           --
   Average receive
    rate                          1.84%         1.84%         1.84%         --           --           --

      No material change to the information set forth in the above table has occurred since June 30, 2002. There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended September 30, 2002. As of September 30, 2002 the Company's average pay rate for these swaps was 5.9% compared to its average receive rate of 1.8%.

ITEM 4.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer, Michael L. Tyler and our Chief Financial Officer, Robert D. Scherich, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

      (b) Changes in Internal Controls

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.1 Second Amendment to Second Amended and Restated Credit Agreement dated October 28, 2002

            10.2 Employment Agreement dated October 15, 2002 between the Company and Michael L. Tyler

            99.1 Certification of Michael L. Tyler pursuant to 18 U.S.C. (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Robert D. Scherich pursuant to U.S.C. (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VALLEY NATIONAL GASES INCORPORATED



November 14, 2002                             /s/ Robert D. Scherich
                                              ----------------------------------
                                              Robert D. Scherich
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, Michael L. Tyler, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Valley National Gases Incorporated;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                           /s/ Michael L. Tyler
                                           -------------------------------------
                                           President and Chief Executive Officer

I, Robert D. Scherich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Valley National Gases Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                           /s/ Robert D. Scherich
                                           -------------------------------------
                                           Chief Financial Officer