Form 10-Q
period 2002-12-31
VALLEY NATIONAL GASES INC
filed 2003-02-13
CIK 1030715

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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

                         200 WEST BEAU STREET, SUITE 200
                         WASHINGTON, PENNSYLVANIA 15301
                    (Address of principal executive offices)

                                 (724) 228-3000
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    x                   No
                           ------                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                        Outstanding at February 12, 2003

      Common stock, $0.001 par value                     9,347,584

================================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2002                                                                       3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended December 31, 2001 and 2002                                               5

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended December 31, 2001 and 2002                                                 6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 2001 and 2002                                                 7

                  Notes to Condensed Consolidated Financial Statements                                        8

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        13

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk                                 19

     ITEM 4       Controls and Procedures                                                                    20


PART II     OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                                           20

     SIGNATURES                                                                                              21

     CERTIFICATIONS                                                                                          22

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              A S S E T S

                                                                       June 30,       December 31,
                                                                         2002             2002
                                                                     -------------    -------------
                                                                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $   1,216,668    $     428,966
    Accounts receivable, net of allowance for
       doubtful accounts of $684,898 and
       $686,214, respectively                                           15,983,161       17,466,789
    Inventory                                                           15,660,118       13,598,829
    Prepaids and other                                                   2,042,407        1,654,064
                                                                     -------------    -------------
                  Total current assets                                  34,902,354       33,148,648
                                                                     -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                    90,000           88,000
    Buildings and improvements                                           6,026,404        6,258,870
    Equipment                                                           82,274,545       85,820,185
    Transportation equipment                                            13,843,310       14,444,317
    Furniture and fixtures                                               6,771,212        7,130,229
                                                                     -------------    -------------
                  Total property, plant and equipment                  109,005,471      113,741,601

    Accumulated depreciation                                           (41,160,064)     (43,443,004)
                                                                     -------------    -------------
                  Net property, plant and equipment                     67,845,407       70,298,597
                                                                     -------------    -------------
OTHER ASSETS:
    Non-compete agreements and consulting
     agreements, net of amortization of
     $10,203,926 and $11,442,702, respectively                           6,218,415        5,319,640
    Goodwill                                                            40,429,733       41,103,571
    Deposits and other assets                                            1,622,305        1,212,892
                                                                     -------------    -------------
                  Total other assets                                    48,270,453       47,636,103
                                                                     -------------    -------------
TOTAL ASSETS                                                         $ 151,018,214    $ 151,083,348
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

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                June 30,        December 31,
                                                                  2002             2002
                                                              -------------    -------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                      $   6,319,077    $   6,127,778
    Accounts payable, trade                                       7,821,065        5,171,554
    Accrued compensation and employee benefits                    3,087,484        2,258,799
    Other current liabilities                                     3,558,832        4,817,020
                                                              -------------    -------------
                  Total current liabilities                      20,786,458       18,375,151

LONG-TERM DEBT, less current maturities                          74,659,090       76,621,176
DEFERRED TAX LIABILITY                                           14,673,541       14,393,519
OTHER LONG-TERM LIABILITIES                                       4,265,500        4,572,485
                                                              -------------    -------------
                  Total liabilities                             114,384,589      113,962,331
                                                              -------------    -------------
STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, Outstanding,
     9,347,584 shares                                                 9,620            9,620
    Paid-in-capital                                              19,269,338       19,269,338
    Retained earnings                                            21,752,457       23,244,680
    Accumulated other comprehensive loss                         (2,134,362)      (3,139,193)
    Treasury stock at cost, 272,500 shares                       (2,263,428)      (2,263,428)
                                                              -------------    -------------
                  Total stockholders' equity                     36,633,625       37,121,017
                                                              -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 151,018,214    $ 151,083,348
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

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                                     Three Months Ended
                                                                        December 31,
                                                                 -------------------------
                                                                     2001          2002
                                                                 -----------   -----------
NET SALES                                                        $34,930,247   $38,675,656
COST OF PRODUCTS SOLD, excluding depreciation
  and amortization                                                16,100,140    18,337,408
                                                                 -----------   -----------
                  Gross profit                                    18,830,107    20,338,248
                                                                 -----------   -----------

EXPENSES:
  Operating and administrative                                    14,408,100    14,854,393
  Depreciation                                                     1,182,679     1,310,700
  Amortization of intangibles                                        652,026       587,721
                                                                 -----------   -----------
                  Total expenses                                  16,242,805    16,752,814
                                                                 -----------   -----------
                  Income from operations                           2,587,302     3,585,434

INTEREST EXPENSE                                                   1,721,926     1,246,983
OTHER INCOME, NET                                                     76,368        32,829
                                                                 -----------   -----------
EARNINGS BEFORE INCOME TAXES                                         941,744     2,371,280

PROVISION FOR INCOME TAXES                                           390,824       984,082
                                                                 -----------   -----------
NET EARNINGS                                                     $   550,920   $ 1,387,198
                                                                 ===========   ===========

BASIC EARNINGS PER SHARE                                         $      0.06   $      0.15
DILUTED EARNINGS PER SHARE                                       $      0.06   $      0.15
WEIGHTED AVERAGE SHARES:
   Basic                                                           9,347,584     9,347,584
   Diluted                                                         9,410,000     9,391,942







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                                      Six Months Ended
                                                                        December 31,
                                                                 -------------------------
                                                                    2001          2002
                                                                 -----------   -----------
NET SALES                                                        $68,626,020   $72,128,392
COST OF PRODUCTS SOLD, excluding depreciation
  and amortization                                                31,579,475    33,732,011
                                                                 -----------   -----------
                  Gross profit                                    37,046,545    38,396,381
                                                                 -----------   -----------
EXPENSES:
    Operating and administrative                                  27,655,684    28,757,925
    Depreciation                                                   2,335,279     2,571,300
    Amortization of intangibles                                    1,299,027     1,288,775
                                                                 -----------   -----------
                  Total expenses                                  31,289,990    32,618,000
                                                                 -----------   -----------
                  Income from operations                           5,756,555     5,778,381

INTEREST EXPENSE                                                   3,130,553     3,344,017
OTHER INCOME, NET                                                    177,247       115,377
                                                                 -----------   -----------
EARNINGS BEFORE INCOME TAXES                                       2,803,249     2,549,741

PROVISION FOR INCOME TAXES                                         1,163,348     1,058,144
                                                                 -----------   -----------
NET EARNINGS                                                     $ 1,639,901   $ 1,491,597
                                                                 ===========   ===========

BASIC EARNINGS PER SHARE                                         $      0.18   $      0.16
DILUTED EARNINGS PER SHARE                                       $      0.17   $      0.16
WEIGHTED AVERAGE SHARES:
   Basic                                                           9,347,584     9,347,584
   Diluted                                                         9,400,116     9,397,973







   The accompanying notes are an integral part of these financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)


                                                        Six Months Ended
                                                          December 31,
                                                  -----------------------------
                                                      2001            2002
                                                  ------------    ------------
Net cash provided by operating activities         $  5,511,392    $  3,409,774
                                                  ------------    ------------
Cash flows from investing activities:
    Proceeds from disposal of assets                   112,635          68,560
    Purchases of property and equipment             (4,479,710)     (3,773,666)
    Business acquisitions, net of cash acquired     (5,462,636)     (1,054,112)
                                                  ------------    ------------
     Net cash used by investing activities          (9,829,711)     (4,759,218)

Cash flows from financing activities:
    Proceeds from borrowings                        34,345,760      27,542,686
    Principal payments on loans                    (28,330,588)    (26,980,944)
                                                  ------------    ------------
     Net cash provided (used) by financing
      activities                                     6,015,172         561,742
                                                  ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              1,696,853        (787,702)

CASH AND CASH EQUIVALENTS, beginning of period         542,720       1,216,668
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, end of period          $  2,239,573    $    428,966
                                                  ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                    $  2,872,988    $  3,357,056
                                                  ============    ============
    Cash payments for income taxes                $    170,027    $        ___
                                                  ============    ============



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

   Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                             June 30,     December 31,
                               2002          2002
                            -----------   -----------
                                          (Unaudited)

                Hardgoods   $13,559,775   $11,832,241
                Gases         2,100,343     1,766,588
                            -----------   -----------
                            $15,660,118   $13,598,829
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

   During the six months ended December 31, 2002, the Company acquired substantially all of the assets of Gerber's Propane, Inc., a propane distributor having approximately $2.0 million in combined annualized sales. This transaction was financed through the Company's credit facility.

   In connection with this acquisition, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed were as follows:

                                                 Six Months Ended
                                                 December 31, 2002
                                                 -----------------
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

4. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                        June 30, 2002      December 31, 2002
                                                        -------------      -----------------
                                                                              (Unaudited)
Revolving note, interest at LIBOR plus 2.75%
    payable monthly through June 2005. Secured by
    the assets of the Company                            $ 62,391,240         $ 57,952,885
Termnote, interest at LIBOR plus 2.75% payable
    monthly through June 2005. Secured by the
    assets of the Company                                  15,000,000           13,500,000
Notepayable, interest at 6.6% payable annually
    through October 2003. Secured by certain
    assets of the Company
                                                            1,366,149              683,074
Individuals and corporations, mortgages and
    notes, interest at 3.75% to 10.00%,
    payable at various dates through 2010                   6,752,665            6,258,748
                                                         ------------         ------------
                                                           81,071,699           82,833,062
                  Original issue discount                     (93,532)             (84,108)
                  Current maturities                       (6,319,077)          (6,127,778)
                                                         ------------         ------------
Total long-term debt                                     $ 74,659,090         $ 76,621,176
                                                         ============         ============

    Prime rate was 4.25% and LIBOR was 1.38% at December 31, 2002.

    On June 28, 2002 the Company entered into an amendment to the second amended and restated credit facility with Bank One, as agent. The amendment facility decreased the maximum revolving note borrowings from $100.0 million to $75.0 million, including a letter of credit sublimit of $15.0 million. The term note has a balance of $13.5 million. The scheduled maturity date of both the term and revolving note is June 28, 2005. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of December 31, 2002 excluding the impact of the Company's interest rate swap agreements. See Note 7. As of December 31, 2002, availability under the revolving loan was approximately $9.3 million, with outstanding borrowings of approximately $62.4 million and outstanding letters of credit of approximately $3.3 million. The credit facility is secured by all of the Company's assets.

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

   Options to purchase 241,500 and 189,500 shares of common stock were outstanding during the quarter ended December 31, 2002 and 2001 respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                                 Three Months Ended                    Six Months Ended
                                                                    December 31,                         December 31,
                                                            ----------------------------        ----------------------------
                                                               2001              2002              2001              2002
                                                            ----------        ----------        ----------        ----------
Net earnings available for common stock                     $  550,920        $1,387,198        $1,639,901        $1,491,597
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584
                                                            ==========        ==========        ==========        ==========

Basic earnings per common share                             $     0.06        $     0.15        $     0.18        $     0.16
                                                            ==========        ==========        ==========        ==========

Diluted earnings per common share:

Weighted average common shares                               9,347,584         9,347,584         9,347,584         9,347,584

Shares issuable from assumed conversion of common
stock equivalents                                               62,416            44,358            52,532            50,389
                                                            ----------        ----------        ----------        ----------
Weighted average common and common equivalent shares         9,410,000         9,391,942         9,400,116         9,397,973
                                                            ==========        ==========        ==========        ==========
Diluted earnings per common share                           $     0.06        $     0.15        $     0.17        $     0.16
                                                            ==========        ==========        ==========        ==========

6. COMPREHENSIVE INCOME
   ---------------------

     The components of comprehensive income, net of tax, were as follows:

                                                           Six Months Ended
                                                              December 31,
                                                    -------------------------------
                                                       2001                2002
                                                    -----------         -----------
Net earnings                                        $ 1,639,901         $ 1,491,597

Unrealized losses on derivatives, net of tax           (936,027)         (1,004,831)
                                                    -----------         -----------
Comprehensive income (loss)                         $   703,874         $   486,766
                                                    -----------         -----------

   Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES
   ----------------------------------

   In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. At December 31, 2002 and 2001 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million from floating rates to fixed rates. The agreements outstanding at December 31, 2002 mature at various times between September 2003 and January 2006. The Company would have paid $5,510,327 and $3,698,804 to settle its interest rate swap agreements at December 31, 2002 and 2001, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at December 31, 2002 and 2001. Fair value was estimated based on the mark-to market value of the contracts which closely approximates the amount the Company could receive or pay to terminate the agreements at quarter end.

   Based upon interest rates at December 31, 2002, the Company expects to recognize into earnings in the next 12 months net current liabilities of $250,999 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

8. ADOPTION OF NEW ACCOUNTING STANDARDS
   ------------------------------------

   In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this standard at January 1, 2003. Subsequent to adoption, this standard may affect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized would be the same.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of December 31, 2002, the Company had no material guarantees as defined in FIN 45.

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), which amended SFAS No. 123 to allow multiple methods of reporting the accounting transition for companies electing to adopt the recognition provisions of SFAS 123 for fair valuing stock-based compensation. As permitted by the accounting standards, the Company has elected to continue the use of the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 is effective immediately for VIEs created after January 31, 2003, and is effective in the first fiscal year or interim period after June 15, 2003 for VIEs existing prior to February 1, 2003. As of the effective date, the Company had not entered into any VIEs, and therefore does not expect to be impacted by the provisions of FIN 46.

9. INTANGIBLE ASSETS
   -----------------

   On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. As of December 31, 2002, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                                                          Weighted
                                                                               Balance at                 Average
                                Original              Accumulated              December 31,             Amortization
                                  Cost               Amortization                  2002                Period (years)
                            -----------------     --------------------    ---------------------    -----------------------
Non-competition
   Agreements                 $15,698,571            $10,438,421               $ 5,260,150                   4.8
Consulting
   Agreements                   1,063,771              1,004,281                    59,490                   5.7

   Amortization expense for the six months ended December 31, 2002 totaled $1,288,775. Estimated amortization expense for the remainder of fiscal 2003 and the next five fiscal years is summarized as follows:

                        Fiscal year Ending June 30,
                    -------------------------------------
                             Remainder of 2003                  $     959,174
                                    2004                        $   1,802,522
                                    2005                        $   1,185,571

                                    2006                        $     515,968
                                    2007                        $     299,302
                                    2008                        $     287,218

   The changes in the carrying amount of goodwill for the six months ended December 31, 2002, are as follows:

           Balance as of June 30, 2002                       $  40,429,733
           Goodwill related to acquisitions
             During the current fiscal year                  $     673,838
                                                             -------------
           Balance as of December 31, 2002                   $  41,103,571
                                                             -------------



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in item 1 herein.

OVERVIEW

    The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $148.3 million for the last twelve months. In fiscal 2002, gases accounted for approximately 43.0% of net sales, welding equipment and supplies accounted for approximately 41.0% of net sales, and cylinder and tank rental accounted for approximately 16.0% of net sales. The Company is a Pennsylvania corporation.

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

    The Company's results are subject to seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months falling in the Company's second and third fiscal quarters. Seasonality of total sales has increased as propane sales as a percentage of total sales have increased.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2002 and 2001
-----------------------------------------------------------

   Net sales increased 10.7%, or $3.7 million, to $38.6 million for the three months ended December 31, 2002 from $34.9 million for the three months ended December 31, 2001. Acquisitions made since the prior year quarter contributed $1.0 million of increase in net sales for the three months ended December 31, 2002, while same store sales increased $2.7 million or 7.7% for such three month period. Gases and cylinder revenue represented 63.6% of net sales for the three months ended December 31, 2002, with hard goods representing 36.4%. In comparison, gases and cylinder revenue represented 60.5% of net sales for the three months ended December 31, 2001, with hard goods representing 39.5%.

   Gross profit, which excludes depreciation and amortization, increased 8.0%, or $1.5 million to $20.3 million, for the three months ended December 31, 2002 compared to $18.8 million for the three months ended December 31, 2001. Acquisitions made since the prior year quarter contributed $0.6 million of increase in gross profit while same store gross profit increased $0.9 million. Gross profit as a percentage of net sales was 52.6% for the three months ended December 31, 2002, compared to 53.9% for the three months ended December 30, 2001.

   Operating and administrative expenses increased 3.1%, or $0.4 million, to $14.9 million for the three months ended December 31, 2002. Of this increase, $0.5 million was related to acquired businesses while same store operating expenses decreased $0.1 million. Operating and administrative expenses as a percentage of sales were 38.4% for the three months ended December 31, 2002, as compared to 41.2% for the same quarter in 2001, reflecting primarily the effect of acquisitions made since the prior year quarter.

   Depreciation and amortization expense increased $0.1 million for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, primarily as a result of acquisitions completed since the prior year quarter.

   Interest expense decreased $0.5 million to $1.2 million for the three months ended December 31, 2002 compared to $1.7 million for the three months ended December 31, 2001. Reflected in interest expense was a decrease of $0.4 million for the three months ended December 31, 2002 and an increase of $0.2 million for the three months ended December 31, 2001 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

   The Company's effective tax rate for the three months ended December 31, 2002 was 41.5%, the same rate for the three months ended December 31, 2001.

   Net earnings increased 151.8% to $1.4 million for the three months ended December 31, 2002 compared to $0.6 million for the prior year quarter, reflecting primarily the effect of the increase in same store sales and the decrease in interest expense discussed above.

Comparison of Six Months Ended December 31, 2002 and 2001
---------------------------------------------------------

   Net sales increased 5.1%, or $3.5 million, to $72.1 million for the six months ended December 31, 2002 from $68.6 million for the six months ended December 31, 2001. Acquisitions made during the preceeding twelve months contributed $2.0 million of increase in net sales for the six months ended December 31, 2002, while same store sales increased $1.5 million or 2.1% for such six month period. Propane sales, on a same store basis, increased 22% versus the prior year period, reflecting closer to normal heating demand, as well as growth in customer base. Gases and cylinder revenue represented 60.7% of net sales for the six months ended December 31, 2002, with hard goods representing 39.3%. In comparison, gases and cylinder revenue represented 58.3% of net sales for the six months ended December 31, 2001, with hard goods representing 41.7%.

   Gross profit, which excludes depreciation and amortization, increased 3.6%, or $1.3 million to $38.3 million, for the six months ended December 31, 2002 compared to $37.0 million for the six months ended December 31, 2001. Acquisitions made during the last twelve months contributed $1.2 million of increase in gross profit while same store gross profit increased $0.1 million. Gross profit as a percentage of net sales was 53.2% for the six months ended December 31, 2002, compared to 54.0% for the six months ended December 30, 2001.

   Operating and administrative expenses increased 4.0%, or $1.1 million, to $28.8 million for the six months ended December 31, 2002. Of this increase, $1.2 million was related to acquired businesses while same store operating expenses decreased $0.1 million. Operating and administrative expenses as a percentage of sales were 39.9% for the six months ended December 31, 2002, as compared to 40.3% for the same period in 2001.

   Depreciation and amortization expense increased $0.2 million for the six months ended December 31, 2002, compared to the six months ended December 31, 2001, primarily as a result of acquisitions completed since the prior year quarter.

   Interest expense increased $0.2 million to $3.3 million for the six months ended December 31, 2002 compared to $3.1 million for the six months ended December 31, 2001. Reflected in interest expense was a decrease of $38,596 for the six months ended December 31, 2002 and an increase of $43,393 for the six months ended December 31, 2001 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133. Interest expense for the six months ended December 31, 2002 also included a charge of $0.1 million related to an amendment to the Company's credit facility.

   The Company's effective tax rate for the six months ended December 31, 2002 was 41.5%, the same rate for the six months ended December 31, 2001.

   Net earnings decreased 9.0% to $1.5 million for the six months ended December 31, 2002 compared to $1.6 million for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

   At December 31, 2002, the Company had working capital of approximately $14.8 million. Funds provided by operations for the six months ended December 31, 2002 were approximately $3.4 million. Funds used for investing activities were approximately $4.8 million for the six months ended December 31, 2002, consisting primarily of capital spending and financing for acquisitions. Funds provided by financing activities for the six months ended December 31, 2002 were approximately $0.6 million from net borrowings. The Company's cash balance decreased $0.8 million during the six months to $0.4 million.

   On June 28, 2002, the Company entered into an amendment to the second amended and restated credit agreement with Bank One, as agent. This agreement decreased the maximum revolving note borrowings to $75.0 million, from the previous maximum borrowings level of $100.0 million, and extended the maturity of the revolving note to June 28, 2005. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.6% as of December 31, 2002 excluding the impact of the Company's interest rate swap agreements. See Note 7. As of December 31, 2002, availability under the revolving loan was approximately $9.3 million, with outstanding borrowings of approximately $62.4 million and outstanding letters of credit of approximately $3.3 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

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


   The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.00% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 2002 was $6.3 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

    As of December 31, 2002, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.4%.

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

                                            EXPECTED MATURITY DATE
                                         FOR PERIODS ENDING JUNE 30,
                            ------------------------------------------------------- ----------------------------------
                                                                                     THERE                   FAIR
                               2003       2004        2005       2006      2007      AFTER       TOTAL       VALUE
                            ------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Liabilities
Long term debt
   Fixed rate ............   $ 3,319     $ 2,190     $   801     $ 751     $ 547     $ 417      $ 8,025     $  7,249
   Average interest
    rate .................      3.78%       4.47%       5.78%     6.38%     6.28%     4.86%
   Variable rate .........   $ 3,000     $ 3,000     $66,953       --        --         --      $72,953     $ 72,953
   Average interest
    rate .................      4.59%       4.59%       4.59%      --         --        --

Interest rate swaps
fixed to variable ........   $60,000     $55,000     $20,000       --         --        --                  $ (3,874)
  Average pay rate .......      5.45%       5.45%       5.25%      --         --        --
   Average receive
    rate .................      1.84%       1.84%       1.84%      --         --        --


   No material change to the information set forth in the above table has occurred since June 30, 2002. There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended December 31, 2002. As of December 31, 2002 the Company's average pay rate for these swaps was 6.1% compared to its average receive rate of 1.4%.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.1 Agreement between the Company and John R. Bushwack dated November 22, 2002

                99.1    Certification of Michael L. Tyler pursuant to 18 U.S.C.
                        (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2    Certification of Robert D. Scherich pursuant to U.S.C.
                        (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VALLEY NATIONAL GASES INCORPORATED



February 13, 2003                  /s/ Robert D. Scherich
                                   -----------------------------------
                                   Robert D. Scherich
                                   Chief Financial Officer

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

Date:  February 13, 2003
                                   /s/ Michael L. Tyler
                                   -------------------------------------
                                   President and Chief Executive Officer

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

Date: February 13, 2003

                                                    /s/ Robert D. Scherich
                                                    -------------------------
                                                    Chief Financial Officer