Form 10-Q
period 2003-03-31
VALLEY NATIONAL GASES INC
filed 2003-05-15
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

               Yes     x               No
                    -------               --------
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

               Yes                     No    x
                    -------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at May 13, 2003
           -----                           ---------------------------
 Common stock, $0.001 par value                     9,356,834

================================================================================

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I            FINANCIAL INFORMATION

   ITEM 1         Condensed Consolidated Balance Sheets as of June 30, 2002
                  and March 31, 2003 (unaudited)                                    3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2002 and 2003 (unaudited)            5

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended March 31, 2002 and 2003 (unaudited)             6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended March 31, 2002 and 2003 (unaudited)             7

                  Notes to Condensed Consolidated Financial Statements              8

   ITEM 2         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              15

   ITEM 3         Quantitative and Qualitative Disclosures About Market Risk       21

   ITEM 4         Controls and Procedures                                          21

PART II           OTHER INFORMATION

   ITEM 6         Exhibits and Reports on Form 8-K                                 22

   SIGNATURES                                                                      23

   CERTIFICATIONS                                                                  24

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                              A S S E T S
                                                                                  June 30,        March 31,
                                                                                    2002            2003
                                                                               ------------    ------------
                                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  1,216,668    $  1,458,997
    Accounts receivable, net of allowance for doubtful accounts of
       $684,898 and $684,846, respectively                                       15,983,161      18,610,390
    Inventory                                                                    15,660,118      13,417,789
    Prepaids and other                                                            2,042,407       1,378,645
                                                                               ------------    ------------
                  Total current assets                                           34,902,354      34,865,821
                                                                               ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                             90,000          55,000
    Buildings and improvements                                                    6,026,404       6,281,745
    Equipment                                                                    82,274,545      86,388,135
    Transportation equipment                                                     13,843,310      14,340,091
    Furniture and fixtures                                                        6,771,212       7,234,469
                                                                               ------------    ------------
                  Total property, plant and equipment                           109,005,471     114,299,440

    Accumulated depreciation                                                    (41,160,064)    (44,616,253)
                                                                               ------------    ------------
                  Net property, plant and equipment                              67,845,407      69,683,187
                                                                               ------------    ------------
OTHER ASSETS:
    Non-compete agreements and consulting   agreements, net of
       amortization of
      $10,203,926 and $12,046,795, respectively                                   6,218,415       4,965,547
    Goodwill                                                                     40,429,733      41,205,642
    Deposits and other assets                                                     1,622,305       1,263,754
                                                                               ------------    ------------

                  Total other assets                                             48,270,453      47,434,943
                                                                               ------------    ------------
TOTAL ASSETS                                                                   $151,018,214    $151,983,951
                                                                               ============    ============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------                    June 30,           March 31,
                                                                            2002               2003
                                                                        -------------     --------------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                               $  6,319,077         $6,020,495
    Accounts payable, trade                                               7,821,065          6,468,567
    Accrued compensation and employee benefits                            3,087,484          3,154,418
    Other current liabilities                                             3,558,832          6,954,210
                                                                       -------------     --------------

                  Total current liabilities                              20,786,458         22,597,690

LONG-TERM DEBT, less current maturities                                  74,659,090         71,606,619
DEFERRED TAX LIABILITY                                                   14,673,541         14,394,272
OTHER LONG-TERM LIABILITIES                                               4,265,500          3,912,433
                                                                       -------------     --------------

                  Total liabilities                                     114,384,589        112,511,014
                                                                       -------------     --------------

STOCKHOLDERS' EQUITY:
    Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares
    Issued, 9,620,084 shares, outstanding 9,347,584 and 9,347,820 shares, respectively
                                                                              9,620              9,620
    Paid-in-capital                                                      19,269,338         19,221,378
    Retained earnings                                                    21,752,457         25,418,343
  Accumulated other comprehensive loss                                   (2,134,362)        (2,989,843)
  Treasury stock at cost, 272,500 and 263,250 shares, respectively
                                                                         (2,263,428)        (2,186,561)
                                                                       -------------     --------------

                  Total stockholders' equity                             36,633,625         39,472,937
                                                                       -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $151,018,214       $151,983,951
                                                                       =============     ==============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                       -------------------------------
                                                                            2002             2003
                                                                       -------------    --------------
NET SALES                                                                $41,141,892      $45,818,882
COST OF PRODUCTS SOLD, excluding depreciation and amortization            19,549,659       22,359,343
                                                                       -------------    --------------
                  Gross profit                                            21,592,233       23,459,539
                                                                       -------------    --------------

EXPENSES:
    Operating and administrative                                          14,243,669       16,082,461
    Depreciation                                                           1,434,722        1,441,700
    Amortization of intangibles                                              682,582          604,093
                                                                       -------------    --------------
                  Total expenses                                          16,360,973       18,128,254
                                                                       -------------    --------------
                  Income from operations                                   5,231,260        5,331,285

INTEREST EXPENSE                                                           1,339,486        1,616,484
OTHER INCOME, NET                                                            101,592              862
                                                                       -------------    --------------
EARNINGS BEFORE INCOME TAXES                                               3,993,366        3,715,663

PROVISION FOR INCOME TAXES                                                 1,657,247        1,541,999
                                                                       -------------    --------------
NET EARNINGS                                                              $2,336,119       $2,173,664
                                                                       =============    ==============
BASIC EARNINGS PER SHARE                                                  $     0.25       $     0.23
DILUTED EARNINGS PER SHARE                                                $     0.25       $     0.23
WEIGHTED AVERAGE SHARES:
   Basic                                                                   9,347,584        9,348,303
   Diluted                                                                 9,409,958        9,383,813



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                2002             2003
                                                                            ---------------  --------------

NET SALES                                                                     $109,767,912     $117,947,274
COST OF PRODUCTS SOLD, excluding depreciation and amortization                  51,129,134       56,091,354
                                                                            --------------  ---------------
                  Gross profit                                                  58,638,778       61,855,920
                                                                            --------------  ---------------

EXPENSES:
    Operating and administrative                                                41,899,353       44,840,386
    Depreciation                                                                 3,770,001        4,013,000
    Amortization of intangibles                                                  1,981,609        1,892,868
                                                                            --------------  ---------------
                  Total expenses                                                47,650,963       50,746,254
                                                                            --------------  ---------------
                  Income from operations                                        10,987,815       11,109,666

INTEREST EXPENSE                                                                 4,470,039        4,960,501
OTHER INCOME, NET                                                                  278,839          116,239
                                                                            --------------  ---------------
EARNINGS BEFORE INCOME TAXES                                                     6,796,615        6,265,404

PROVISION FOR INCOME TAXES                                                       2,820,595        2,600,143
                                                                            --------------  ---------------

NET EARNINGS                                                                    $3,976,020       $3,665,261
                                                                            ==============  ===============

BASIC EARNINGS PER SHARE                                                        $     0.43       $     0.39
DILUTED EARNINGS PER SHARE                                                            0.42             0.39
WEIGHTED AVERAGE SHARES:
   Basic                                                                         9,347,584        9,347,820
   Diluted                                                                       9,403,301        9,393,317





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                      March 31,
                                                         ------------------------------------
                                                              2002                   2003
                                                         -------------          -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $  10,565,567          $  10,412,130
                                                         -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                           138,636                218,470
    Purchases of property and equipment                     (6,122,809)            (4,802,968)
    Business acquisitions, net of cash acquired             (5,478,966)            (1,054,112)
                                                         -------------          -------------
     Net cash used by investing activities                 (11,463,139)            (5,638,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                46,497,245             38,442,686
    Principal payments on loans                            (45,287,133)           (43,002,783)
    Redemption of stock options                                     --                 28,906
                                                         -------------          -------------

     Net cash provided by financing activities               1,210,112             (4,531,191)
                                                         -------------          -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        312,540                242,329

CASH AND CASH EQUIVALENTS, beginning of period                 542,720              1,216,668
                                                         -------------          -------------

CASH AND CASH EQUIVALENTS, end of period                      $855,260          $   1,458,997
                                                         =============          =============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for interest                           $   4,536,431          $   4,936,938
                                                         =============          =============
    Cash payments for income taxes                       $     212,038          $          --
                                                         =============          =============



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:
   ----------------------

     The condensed consolidated financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited financial statements for the period ending June 30, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

The components of inventory are as follows:

                     June 30,          March 31,
                      2002              2003
                   ------------     ------------
                                     (Unaudited)

Hard goods         $13,559,775      $10,850,736
Gases                2,100,343        2,567,053
                   -----------      -----------
                   $15,660,118      $13,417,789
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

     During the nine months ended March 31, 2003, the Company acquired substantially all of the assets of Gerber's Propane, Inc., a propane distributor having approximately $2.0 million in combined annualized sales. This transaction was financed through the Company's credit facility.

   In connection with this acquisition, the Company has made a preliminary allocation of the total purchase price to the fair value of assets acquired, cash paid and liabilities assumed as follows:


                                                     Nine Months Ended
                                                      March 31, 2003
                                                     -----------------
                                                       (Unaudited)
Cash paid                                              $1,054,112
Notes issued to sellers                                   855,000
Notes payable and capital leases assumed                   54,045
Non-compete agreements                                    300,000
                                                       ----------
Total purchase price allocated to assets acquired      $2,263,157
                                                       ==========


     As part of this acquisition, the Company recorded $709,000 for goodwill and $300,000 for non-compete agreements having a term and amortization period of 3 years. The noncash items of the purchase price, which includes notes issued to sellers in the amount of $855,000, notes payable and capital leases assumed in the amount of $54,045 and non-competes in the amount of $300,000 were excluded from the unaudited condensed consolidated statements of cash flows. This preliminary allocation may change as the verification of certain assets is completed in accordance with the purchase agreement.

Pro forma results of operations for periods presented would not differ materially from historical results.

4. LONG-TERM DEBT:
   ---------------

     Long-term debt consists of the following:

                                                                                        June 30,          March 31,
                                                                                          2002              2003
                                                                                      -------------     -----------
                                                                                                        (Unaudited)
Revolving note, interest at LIBOR plus 2.75% payable monthly through June 2005.
    Secured by the assets of the Company.                                              $57,952,885      $58,629,240
Term note, interest at LIBOR plus 2.75% and payable monthly through June 2005.
    Secured by the assets of the Company.                                               15,000,000       12,750,000
Note payable, interest at 6.6% payable annually through October 2003. Secured by
    certain assets of the Company.                                                       1,366,149          683,074
Individuals and corporations, mortgages and notes, interest at 3.75% to 10.0%,
    payable at various dates through 2010.                                               6,752,665        5,644,336
                                                                                       ------------     -----------
                                                                                        81,071,699       77,706,650
                  Original issue discount                                                  (93,532)         (79,536)
                  Current maturities                                                    (6,319,077)      (6,020,495)
                                                                                       -----------      -----------

Total long-term debt                                                                   $74,659,090      $71,606,619
                                                                                       ===========      ===========


     Prime rate was 4.25% and LIBOR was 1.31% at March 31, 2003.

     On June 28, 2002, the Company entered into an amendment to the second amended and restated credit facility with Bank One, as agent. The amendment facility decreased the maximum revolving note borrowings from $100.0 million to $75.0 million, including a letter of credit sublimit of $15.0 million. The term note has a balance of $12.8 million. The scheduled maturity date of both the term and revolving note is June 28, 2005. The Company pays a fee for the unused portion of the revolving loan. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.1% as of March 31, 2003, excluding the impact of the Company's interest rate swap agreements. See Note 7. As of March 31, 2003, availability under the revolving loan was approximately $13.4 million, with outstanding borrowings of approximately $58.6 million and outstanding letters of credit of approximately $3.0 million. The credit facility is secured by all of the Company's assets. On October 28, 2002, the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

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

     Options to purchase 311,200 and 241,000 shares of common stock were outstanding during the quarter and nine months ended March 31, 2003 and 189,500 for the quarter and nine months ended March 31, 2002, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

                                                          Three Months Ended          Nine Months Ended
                                                               March 31,                   March 31,
                                                       ------------------------    ------------------------
                                                          2002           2003         2002         2003
                                                       ----------    ----------    ----------    ----------

Net earnings available for common stock                $2,336,119    $2,173,664    $3,976,020    $3,665,261
                                                       ==========    ==========    ==========    ==========

Basic earnings per common share:

Weighted average common shares                          9,347,584     9,348,303     9,347,584     9,347,820
                                                       ==========    ==========    ==========    ==========

Basic earnings per common share                        $     0.25    $     0.23    $     0.43    $     0.39
                                                       ==========    ==========    ==========    ==========

Diluted earnings per common share:

Weighted average common shares                          9,347,584     9,348,303     9,347,584     9,347,820

Shares issuable from assumed conversion of common
stock equivalents                                          62,374        35,510        55,717        45,497
                                                       ----------    ----------    ----------    ----------

Weighted average common and common equivalent shares    9,409,958     9,383,813     9,403,301     9,393,317
                                                       ==========    ==========    ==========    ==========
Diluted earnings per common share                      $     0.25    $     0.23    $     0.42    $     0.39
                                                       ==========    ==========    ==========    ==========


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

     Had compensation cost of the 1997 Plan been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                             Three Months Ended                   Nine Months Ended
                                                  March 31,                           March 31,
                                           ----------------------------      ----------------------------
                                              2002               2003            2002             2003
                                           ----------        ----------      -----------       ----------
  Net income
     As reported                           $2,336,119        $2,173,664       $3,976,020       $3,665,261
     Pro forma                              2,324,792         2,157,484        3,935,508        3,617,063
  Earnings per share assuming dilution
     As reported                           $     0.25        $     0.23       $     0.42       $     0.39
     Pro forma                             $     0.25        $     0.23       $     0.42       $     0.39

6. COMPREHENSIVE INCOME
   --------------------

     The components of comprehensive income, net of tax, were as follows:

                                                                 Nine Months Ended
                                                                    March 31,
                                                              -----------------------
                                                                 2002         2003
                                                              -----------  ----------

       Net earnings                                            $3,976,020  $3,665,261

       Unrealized losses on derivatives, net of tax              (539,640)   (855,481)
                                                               ----------  ----------

       Comprehensive income (loss)                             $3,436,380  $2,809,780
                                                               ----------  ----------

     Accumulated other comprehensive loss presented in the accompanying unaudited condensed consolidated balance sheets consists of the accumulated other net unrealized loss on derivatives designated as cash flow hedges.

7. DERIVATIVES AND HEDGING ACTIVITIES
   ----------------------------------

     In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. At March 31, 2003 and 2002 the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million from floating rates to fixed rates. The agreements outstanding at March 31, 2003 mature at various times between September 2003 and January 2006. The Company would have paid $5,276,045 and $2,916,292 to settle its interest rate swap agreements at March 31, 2003 and

2002, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at March 31, 2003 and 2002. Fair value was estimated based on the mark-to market value of the contracts which closely approximates the amount the Company could receive or pay to terminate the agreements at quarter end.

     The March 2003 quarter results include an increase in interest expense of $14,634 and the nine month results include a decrease of $23,962, to record changes in the fair market value of the Company's interest rate swap agreements, compared to a decrease of interest expense in the prior year quarter and nine months of $173,328 and $129,935, respectively.

     Based upon interest rates at March 31, 2003, the Company expects to recognize into earnings in the next 12 months net current liabilities of $264,742 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of March 31, 2003, the Company had no guarantees as defined in FIN 45.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), which amended SFAS No. 123 to allow multiple methods of reporting the accounting transition for companies electing to adopt the recognition provisions of SFAS 123 for fair valuing stock-based compensation. As permitted by the accounting standards, the Company has elected to continue the use of the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25. The Company has adopted the disclosure provisions of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 is effective immediately for VIEs created after January 31, 2003, and is effective in the first fiscal year or interim period after June 15, 2003 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted. The Company currently does not expect significant impact upon the adoption of the recognition provisions of FIN 46 in fiscal year 2004.

9. INTANGIBLE ASSETS
   -----------------

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's only intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company currently believes have finite lives. As of March 31, 2003, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                                                  Weighted
                                                  Balance at      Average
                    Original       Accumulated     March 31,    Amortization
                      Cost        Amortization      2002        Period (years)
                   -----------    ------------    ----------    --------------
Non-competition
   Agreements      $15,848,570     $10,983,352    $4,865,218         4.7
Consulting
   Agreements        1,163,771       1,063,442       100,329         4.4

     Amortization expense for the nine months ended March 31, 2003 totaled $1,892,868. Estimated amortization expense for the remainder of fiscal 2003 and the next five fiscal years is summarized as follows:

      Fiscal year Ending
           June 30,
      ------------------
      Remainder of 2003          $  563,415
             2004                $1,894,189
             2005                $1,185,571
             2006                $  515,968
             2007                $  299,302
             2008                $  287,218


     The changes in the carrying amount of goodwill for the nine months ended March 31, 2003, are as follows:


 Balance as of June 30, 2002               $40,429,733
 Goodwill acquired during the current
   fiscal year                                 775,909
                                           -----------
 Balance as of March 31, 2003              $41,205,642
                                           -----------


10. CONTINGENCIES, COMMITMENTS AND OTHER
    ------------------------------------

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

     During the quarter ended March 31, 2003, the Company recorded nonrecurring charges of approximately $0.6 million relating to its initiatives to reduce its cost structure, improve customer service and to eliminate assets that were not providing an acceptable return. The Company expects to conclude these initiatives by September 30, 2003, and to record additional nonrecurring charges during the quarters ended June 30 and September 30, 2003. These charges are expected to have a significant effect on earnings when recorded. While the Company currently complies with its covenants under its credit facility, the Company believes that the incurrence of these charges may cause it to breach certain of its financial covenants. The Company is having discussions with its banks to amend its credit facility so that the incurrence of these charges will not result in the Company's breach of financial covenants. While the Company believes that the required amendments can be obtained without having a material effect on its financing costs or its ability to obtain capital in the future, it can provide no assurance of this, nor can it provide assurance that it will be able to amend the credit facility, at all or on terms acceptable to the Company.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This put became exercisable in May 2002 and ends in May 2005. The call becomes exercisable beginning in May 2005 and ending in May 2008. The total purchase price of this acquisition, which varies based upon the target's financial statements, is currently estimated to be approximately $8.0 million. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16.0% per year since the Company started business in 1958, increasing from $190,000 in that year to $152.7 million for the last twelve months. In fiscal 2002, gases accounted for approximately 43.0% of net sales, welding equipment and supplies accounted for approximately 41.0% of net sales, and cylinder and tank rental accounted for approximately 16.0% of net sales. The Company is a Pennsylvania corporation.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 53 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and other contingent purchase considerations. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2003 and 2002

     Net sales increased 11.4%, or $4.7 million, to $45.8 million for the three months ended March 31, 2003 from $41.1 million for the three months ended March 31, 2002. Acquisitions made since the prior year quarter contributed $0.9 million of increase in net sales for the three months ended March 31, 2003, while same store sales increased $3.8 million or 9.2% for such three month period. Propane sales increased $6.4 million on a same store basis, reflecting $2.4 million in price inflation and $4.0 million increase due to increase in the volume of propane sold. Same store bulk propane gallons sold were up 33.0% for the quarter reflecting the effect of heating degree-days being up 22.0% in comparison to the prior year and the growth in the Company's customer base. Hard good sales were off $2.0 million from the prior year quarter on a same store basis, reflecting the effect of the softness in the economy during the quarter. Gases and cylinder revenue represented 71.0% of net sales for the three months ended March 31, 2003, with hard goods representing 29.0%. In comparison, gases and cylinder revenue represented 62.8% of net sales for the three months ended March 31, 2002, with hard goods representing 37.2%.

     Gross profit, which excludes depreciation and amortization, increased 8.6%, or $1.9 million, to $23.5 million, for the three months ended March 31, 2003 compared to $21.6 for the three months ended March 31, 2002. Acquisitions made since the prior year quarter contributed $0.4 million of increase in gross profit while same store gross profit increased $1.5 million. Gross profit as a percentage of net sales was 51.2% for the three months ended March 31, 2003, compared to 52.5% for the three months ended March 31, 2002, reflecting, primarily, an increase in the proportion of propane sales.

     Operating and administrative expenses increased 12.9%, or $1.8 million, to $16.0 million for the three months ended March 31, 2003. Of this increase, $0.1 million was related to acquired businesses while same store operating expenses increased $1.7 million, reflecting, primarily, increased operating costs associated with the higher volume of propane shipments and nonrecurring charges which increased operating expenses $0.5 million for the quarter. These charges included conversion of the company owned passenger vehicle program to employee owned, hiring highly skilled employees, cost to train existing employee basetheseverance and upgrade of personnel and a provision for potential escheat taxes due to several states resulting from unclaimed property audits. Operating and administrative expenses as a percentage of sales were 35.1% for the three months ended March 31, 2003, as compared to 34.6% for the same quarter in 2002, reflecting primarily the effect of acquisitions made since the prior year quarter.

     Depreciation and amortization expense decreased $0.1 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, primarily as a result of certain intangibles becoming fully amortized during the last twelve months.

     Interest expense increased $0.3 million to $1.6 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Reflected in interest expense was an increase of $14,634 for the three months ended March 31, 2003 and a decrease of $173,328 for the three months ended March 31, 2002 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

     The Company's effective tax rate for the three months ended March 31, 2003 was 41.5%, the same rate for the three months ended March 31, 2002.

     Net earnings decreased 7.0% to $2.2 million for the three months ended March 31, 2003 compared to $2.3 million for the prior year quarter.

Comparison of Nine Months Ended March 31, 2003 and 2002

     Net sales increased 7.5%, or $8.2 million, to $117.9 million for the nine months ended March 31, 2003 from $109.8 million for the nine months ended March 31, 2002. Acquisitions made during the preceding twelve months contributed $2.9 million of increase in net sales for the nine months ended March 31, 2003, while same store sales increased $5.2 million or 4.8% for such nine month period. Propane sales, on a same store basis, increased 43.3% versus the prior year period, reflecting the effect of heating degree-days being up 26.9%, as well as growth in customer base. Gases and cylinder revenue represented 64.7% of net sales for the nine months ended March 31, 2003, with hard goods representing 35.3%. In comparison, gases and cylinder revenue represented 60.0% of net sales for the nine months ended March 31, 2002, with hard goods representing 40.0%.

     Gross profit, which excludes depreciation and amortization, increased 5.5%, or $3.2 million to $61.9 million, for the nine months ended March 31, 2003 compared to $58.6 million for the nine months ended March 31, 2002. Acquisitions made during the last twelve months contributed $1.6 million of increase in gross profit while same store gross profit increased $1.6 million. Gross profit as a percentage of net sales was 52.4% for the nine months ended March 31, 2003, compared to 53.4% for the nine months ended March 31, 2002, reflecting, primarily, an increase in the proportion of propane sales.

     Operating and administrative expenses increased 7.0%, or $2.9 million, to $44.8 million for the nine months ended March 31, 2003. Of this increase, $1.3 million was related to acquired businesses while same store operating expenses increased $1.6 million, reflecting, primarily, increased operating costs associated with the higher volume of propane shipments and nonrecurring charges which increased operating expenses $0.5 million for the quarter. These charges included conversion of the company owned passenger vehicle program to employee owned, severance and upgrade of personnel and a provision for potential escheat taxes due to several states resulting from unclaimed property audits. Operating and administrative expenses as a percentage of sales were 38.0% for the nine months ended March 31, 2003, as compared to 38.2% for the same period in 2002.

     Depreciation and amortization expense increased $0.2 million for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, primarily as a result of acquisitions completed since the prior year quarter.

     Interest expense increased $0.5 million to $5.0 million for the nine months ended March 31, 2003 compared to $4.5 million for the nine months ended March 31, 2002. Reflected in interest expense was a decrease of $23,962 for the nine months ended March 31, 2003 compared to $129,935 for the nine months ended March 31, 2002 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133. Interest expense for the nine months ended March 31, 2003 also included a charge of $0.1 million related to an amendment to the Company's credit facility.

   The Company's effective tax rate for the nine months ended March 31, 2003 was 41.5%, the same rate for the nine months ended March 31, 2002.

     Net earnings decreased 7.8% to $3.7 million for the nine months ended March 31, 2003 compared to $4.0 million for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

     At March 31, 2003, the Company had working capital of approximately $12.3 million. Funds provided by operations for the nine months ended March 31, 2003 were approximately $10.4 million. Funds used for investing activities were approximately $5.6 million for the nine months ended March 31, 2003, consisting primarily of capital spending and financing for acquisitions. Funds used for financing activities for the nine months ended March 31, 2003 were approximately $4.5 million from net principal payments. The Company's cash balance increased $0.2 million during the nine months to $1.5 million.

     On June 28, 2002, the Company entered into an amendment to the second amended and restated credit agreement with Bank One, as agent. This agreement decreased the maximum revolving note borrowings to $75.0 million, from the previous maximum borrowings level of $100.0 million, and extended the maturity of the revolving note to June 28, 2005. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to the interest rate and the covenant requirements when compared to the original agreement. The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.1% as of March 31, 2003, excluding the impact of the Company's interest rate swap agreements. See Note 7. As of March 31, 2003, availability under the revolving loan was approximately $13.4 million, with outstanding borrowings of approximately $58.6 million and outstanding letters of credit of approximately $3.0 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. On October 28, 2002, the Company amended its credit facility. Certain financial covenants were amended in order for the Company to remain in compliance with such financial covenants as of September 30, 2002.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 2003 was $5.6 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured, and some are backed by bank letters of credit issued under the Company's credit facility.

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

     As of March 31, 2003, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.3%.

     During the quarter ended March 31, 2003, the Company recorded nonrecurring charges of approximately $0.6 million relating to its initiatives to reduce its cost structure, improve customer service and to eliminate assets that were not providing an acceptable return. The Company expects to conclude these initiatives by September 30, 2003, and to record additional nonrecurring charges during the quarters ended June 30 and September 30, 2003. These charges are expected to have a significant effect on earnings when recorded. While the Company currently complies with its covenants under its credit facility, the Company believes that the incurrence of these charges may cause it to breach certain of its financial covenants. The Company is having discussions with its banks to amend its credit facility so that the incurrence of these charges will not result in the Company's breach of financial covenants. While the Company believes that the required amendments can be obtained without having a material effect on its financing costs or its ability to obtain capital in the future, it can provide no assurance of this, nor can it provide assurance that it will be able to amend the credit facility, at all or on terms acceptable to the Company.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. This put became exercisable in May 2002 and ends in May 2005. The call becomes exercisable beginning in May 2005 and ending in May 2008. The total purchase price of this acquisition, which varies based upon the target's financial statements, is currently estimated to be approximately $8.0 million. The Company believes that it will have adequate capital resources available to fund this acquisition at such time that the option is exercised.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and employee health care benefit reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

     The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead be tested for impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill impairment as of June 30th of each year. The annual impairment test used by the Company includes a discounted cash flow analysis as well as other tests of the market value of the Company's stock. The discounted cash flow analysis requires the use of significant estimates, assumptions and judgments. Examples include, (i) projections on Company operating performance, (ii) assumptions as to the Company's cost of capital, and (iii) assumptions as to the availability of capital in the future.

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


                                            EXPECTED MATURITY DATE
                                         FOR PERIODS ENDING JUNE 30,
                            ---------------------------------------------------- ----------------------------------
                                                                                     THERE                 FAIR
                              2003       2004        2005       2006       2007      AFTER     TOTAL       VALUE
                            -------    --------    --------   -------     ------    --------   ------     -------
                                                              (IN THOUSANDS)
Liabilities
Long term debt
   Fixed rate............   $ 3,319     $2,190         $801     $751       $547       $417     $8,025       $7,249
   Average interest
    rate . . . . . .           3.78%      4.47%        5.78%    6.38%      6.28%      4.86%
   Variable rate.........   $ 3,000     $3,000      $66,953       --         --         --    $72,953      $72,953
   Average interest
    rate.................      4.59%      4.59%        4.59%      --         --         --

Interest rate swaps fixed
to variable                 $60,000    $55,000      $25,000       --         --         --                 $(3,874)
  Average pay rate.......      5.45%      5.45%        5.25%      --         --         --
   Average receive
    rate.................      1.84%      1.84%        1.84%      --         --         --

     No material change to the information set forth in the above table has occurred since June 30, 2002. There was no change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the nine months ended March 31, 2003. As of March 31, 2003, the Company's average pay rate for these swaps was 6.1% compared to its average receive rate of 1.3%.


ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer, Michael L. Tyler, and our Chief Financial Officer, Robert D. Scherich, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         99.1 Certification of Michael L. Tyler pursuant to 18 U.S.C. (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         99.2 Certification of Robert D. Scherich pursuant to 18 U.S.C. (s) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




     (b) Reports on Form 8-K

         The Company filed a Form 8-K on March 7, 2003 reporting under Item 4 Changes in Registrant's Accountant.

         The Company filed a Form 8-K on March 28, 2003 reporting under Item 4 Changes in Registrant's Accountant.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VALLEY NATIONAL GASES INCORPORATED



May 15th, 2003                            /s/ Robert D. Scherich
                                          -----------------------------------
                                          Robert D. Scherich
                                          Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15th, 2003
                                  /s/ Michael L. Tyler
                                  -------------------------------------
                                  President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15th, 2003

                                             /s/ Robert D. Scherich
                                             ------------------------
                                              Chief Financial Officer