Form 10-K
period 2003-06-30
VALLEY NATIONAL GASES INC
filed 2003-09-29
CIK 1030715

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

       For the fiscal year ended June 30, 2003
                                       or

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

     Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
---------------------------------------  -----------------------
   Common stock, $.001 par value per     American Stock Exchange
  share................................

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Indicate by check mark whether the registrant is an accelerated filer (as
            defined in Rule 12b-2 of the Act) Yes [   ]     No [ X ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $12,416,173

     As of September 11, 2003, the registrant had outstanding 9,356,834 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 28, 2003 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                 PAGE NO.
----                                                                 --------
 1.    Business....................................................      1
 2.    Properties..................................................      8
 3.    Legal Proceedings...........................................      8
 4.    Submission of Matters to a Vote of Security Holders.........      8

                                   PART II
 5.    Market for the Company's Common Stock and Related
       Stockholder Matters.........................................      9
 6.    Selected Financial Data.....................................     10
 7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................     10
7A.    Quantitative and Qualitative Disclosures About Market
       Risk........................................................     18
 8.    Financial Statements and Supplementary Data.................     18
 9.    Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures...................................     19
9A.    Controls and Procedures.....................................     19

                                  PART III
10.    Directors and Executive Officers of the Company.............     20
11.    Executive Compensation......................................     21
12.    Security Ownership of Certain Beneficial Owners and
       Management..................................................     21
13.    Certain Relationships and Related Transactions..............     22
14.    Principal Accountant Fees and Services......................     22

                                   PART IV
15.    Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K....................................................     22
       Signatures..................................................     23

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Valley National Gases, Incorporated (the "Company"), a Pennsylvania corporation, is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. The Company's net sales have grown at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $151 million in fiscal 2003. In fiscal 2003, gases accounted for approximately 48% of net sales, welding equipment and supplies (generally referred to in the industry as "hard goods") accounted for approximately 36% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

     The Company's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of the Company's 65 distribution or retail locations. The Company also distributes propane to industrial and residential customers. Most customers pay a rental fee for use of Company cylinders. The Company owns approximately 546,000 cylinders, which require minimal maintenance and have useful lives that the Company expects will average 30 years or longer. The Company selectively participates in the small bulk gas market through the supply of gases in cryogenic transports and the storage of gases in cryogenic and propane tanks that are also rented to customers. The Company owns approximately 30,000 bulk propane tanks and 390 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, the Company sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     The Company has determined that its business has one reportable segment in the industrial gas and welding supply industry. Although the Company participates in both of these markets and internally develops internal sales results for the various product categories, this information is not considered sufficient for segment reporting purposes nor does the chief operating decision maker base his critical decisions or allocate resources solely on this information.

     The Company's current business strategy is to grow earnings through cost leveraging its operations, and grow sales through the selective acquisition of other independent distributors; and, to a lesser degree, through internally generated growth. The Company believes that the proper implementation of certain key operating procedures and staffing based upon "best practices" standards will facilitate the reduction of total operating expenses and higher product margins. Since the Company was founded, it has completed 70 acquisitions. Since July 1, 2002, the Company has acquired one independent distributor, adding approximately $2 million in annualized sales. The Company believes that the current activity regarding the sale and purchase of independent distributors has been slow, relative to historical levels. However, management believes that, over the long term, there will continue to be attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. The Company expects that acquisitions will be financed primarily with internally generated funds, and to a much lesser extent, borrowings under the Company's credit facility and seller financing. While highly focused on cost leveraging, management believes that the Company's competitive strengths will allow it to increase sales.

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

     The industrial, medical and specialty gas industry consists of two major markets, bulk and packaged gases. The bulk market consists of supplying gases to customers with large volume requirements, generally by truck or pipeline to a customer's facility, or in some cases by the actual construction of a gas production plant at a customer's facility. This market is primarily supplied by the major gas producers in the United States, although some large distributors, such as the Company, selectively participate in the small bulk gas market.

     The Company competes primarily in the packaged gas market, which consists of the packaging, mixing and distribution of gases to customers with smaller volume needs or requirements for specially blended or purified gases.

     In the Company's opinion, the packaged gas market is estimated to have annual sales of $8 billion in the United States, including welding equipment and supplies. Participants in this market can be further divided into two groups, large multi-state distributors with annual sales exceeding $25 million, and smaller, privately owned companies with few or single locations and annual sales below $25 million. Management believes that large, multi-state distributors, including the Company, account for approximately 55% of sales in the packaged gas market. Management estimates that the remaining sales are generated by approximately 850 smaller distributors, many of which it believes are potential candidates for acquisition by larger distributors.

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

  INDUSTRY CONSOLIDATION

     The industry is undergoing consolidation, a trend which began in the early 1980s. The Company believes there are many reasons for this trend, including:

     - Owners are reaching retirement age without qualified succession.

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

     - The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires expertise and expense, which is difficult for the smaller distributor to access, maintain and cost justify.

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

     In recent years, the propane industry has also been undergoing consolidation for many of the same reasons as the industrial gas industry. The Company has been taking advantage of this consolidation trend through selective acquisitions. Except for a few large companies, the propane distribution industry is highly fragmented. Industry sources indicate there are approximately 7,000 retail propane companies operating 13,500 local distribution centers nationwide. The Company believes that the 50 largest propane distributors, of which the Company is one, have less than a 50% share of the approximately nine billion gallon annual market.

  ECONOMIC CHARACTERISTICS OF THE INDUSTRIAL GAS INDUSTRY

     The industrial gas industry is mature with historical real growth consistent with growth in the overall economy. From market to market, there can be significant variations in growth, based upon the nature of the industries, which predominantly effect specific markets. Gas sales tend to be less adversely impacted by a decline in general economic conditions than the sale of welding equipment and supplies. Management believes that the industrial gas distribution business is somewhat resistant to downturns in the business cycle due to the following factors: (i) the industry has a broad and diverse customer base; (ii) gases frequently represent a fixed component of operating costs, which does not decline with production levels; (iii) gases are required for maintenance and renovation activities, which tend to increase during economic downturns; (iv) industries less impacted by economic downturns are major purchasers of industrial gases; and (v) gas purchases represent a small portion of operating expenses and, therefore, are not a large cost cutting item. The total market for industrial gases has continued to expand due to strong growth in certain industries, such as electronics, food processing and health care, and significant growth from new applications for industrial gases. However, other activities which use industrial gases, such as metal fabrication, have declined in recent years.

BUSINESS STRATEGY

     The Company has implemented a strategic plan designed (i) to achieve and maintain a low-cost supplier position (a) by minimizing costs in each market where the Company participates and (b) providing true "value added" support to each market on a cost effective basis; (ii) to sustain profitable growth through the acquisition of key distributors in selected markets; and (iii) to build a unified, cohesive organization, staffed by skilled employees who are responsive to changing customer requirements and are capable and willing to implement standardized polices and procedures.

  ACHIEVE AND MAINTAIN POSITION AS A LOW-COST SUPPLIER

     The Company is striving to produce, package and market its products and services at costs lower than its local market competitors. This low cost position will be achieved by optimizing branch size and location, optimizing the size and value added effectiveness of corporate staff, requiring adherence to uniform policies and procedures, taking advantage of volume discount purchases not available to smaller competitors and utilizing the Company's management information systems. The Company believes it will be successful in optimizing both its relative cost position and its overall financial performance by recognizing and responding to the uniqueness of each market area. Where branch size is sub-optimal, the Company has developed alternatives to increase size or profitability through limited product diversification. The Company has implemented a "best practices" program involving identification of the most effective method of performing a specific activity, such as the effective control of discretionary discounting, and has adopted procedures and training to implement the practice as a standard throughout the Company's operations.

     The Company has made significant investments in its management information system as part of its strategy to be a low cost supplier. The Company has installed an integrated company-wide point-of-sale system that provides current information on hard good inventory levels and account status. The Company believes significant margin improvement will result from the ability to effectively limit unnecessary discounting.

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

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of the Company in 1958, the Company has completed the acquisition of 70 distributors. The Company's acquisitions historically have been debt financed, however, the Company expects that future acquisitions will be financed, primarily with internally generated funds, supplemented with limited borrowings under the Company's credit facility, and seller financing. The Company does not currently intend to issue shares of its common stock or other securities in order to consummate its acquisitions, but may in the future elect to do so.

     Acquisition Strategy. The Company intends to continue to focus its acquisition efforts on market areas where the Company has an existing presence. However, in the next fiscal year, the Company will limit its acquisition expenditures and focus on the improvement in its operating performance and capital leverage. Over the next five (5) year period, the Company expects its expenditures for acquisitions to be below historical levels, unless there are ample opportunities available, in locations and at prices, which would justify additional capital expenditures. The Company believes there are many potential acquisition candidates with operations in these market areas. The Company seeks to achieve operating efficiencies when it acquires a distributor in an overlapping or contiguous market area by closing redundant locations, eliminating a significant portion of the acquired distributor's overhead and consolidating distribution routes. Acquisitions in new markets allow the Company to achieve limited operating efficiencies through volume discounts on purchases, lower administrative and professional expenses and the purchase of new equipment to replace inefficient equipment and equipment previously leased at relatively expensive lease rates.

     The Company believes that its principal competitive advantages in acquiring distributors are (i) its flexibility in structuring acquisitions to meet the concerns of sellers, (ii) its ability to offer sellers a continuing role in management (iii) its ready access to financial resources and (iv) its methodology in assimilating acquisitions. The Company also believes it has a well organized acquisition program which utilizes individuals who are well respected in the industry and who have extensive experience in evaluating and negotiating transactions with distributor owners. Based upon the Company's experience, price is not always the primary determining factor in a selling distributor's choice of a buyer. Most owners of independent distributors are sensitive as to whom they sell their business and have concern for the well being of their employees after the acquisition. The Company has found that relationships, existing competitive rivalry and reputation are key elements in the success of acquiring most small, privately-owned distributors.

     Competition for Acquisitions. In seeking to acquire distributors, the Company competes with the major industrial gas producers as well as national and regional gas distributors. The largest national distributor is Airgas, Inc. ("Airgas") which has been growing through acquisitions since the mid-1980's. The Company expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with the Company for acquisitions. The Company believes that the major industrial gas producers have self-imposed size and geographic constraints with respect to acquiring independent distributors. The Company also believes that several major industrial gas producers have eliminated or limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. With fewer strategic buyers, the Company believes that the prices paid for independent distributors will generally reduce to the level of the 1980s, which was basically asset value plus a small premium.

     The smaller, independent distributors with which the Company competes for acquisitions generally do not consider acquisitions beyond their immediate geographic region. Historically, small independent distributors are unwilling to assume the financial risk associated with buying out a competitor.

     Acquisition Process. The Company has established formal procedures for locating, investigating and valuing potential distributor acquisitions. Criteria used by the Company in evaluating potential acquisitions include (i) a history of profitability, (ii) a realistic projection of future performance, (iii) a sales mix which is or has the potential to become weighted towards the sale of gases, which generally have higher profit margins than welding equipment and supplies, (iv) a cylinder gas market which is serviced primarily by independent distributors, as opposed to industrial gas producers and (v) a team of available, qualified management and key personnel.

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

     The Company strives to fully utilize its existing management resources. In fiscal year 2002, the Company began realigning certain reporting relationships and responsibilities to place operating and financial responsibility at the local market level. These changes also allowed the Company to redirect the focus of certain key management to increasingly important operating issues, such as logistics, training, budgeting and overall operating performance, which are vital to the Company's financial growth. During fiscal year 2003, the Company replaced several members of Executive Management in order to improve its strategic focus. The Company also replaced several field individuals during 2003 under an initiative to upgrade talent.

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

     While primarily a packager and distributor of gases, the Company also manufactures a portion of its acetylene requirements at its facilities in West Mifflin, Pennsylvania; Canton, Ohio and Eddystone, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2003, acetylene accounted for approximately 3% of net sales.

     The Company sells propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months.

     The following table sets forth the percentage of the Company's net sales for the fiscal years ended June 30, 2001, 2002 and 2003 for each of the following products and services:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              2001     2002     2003
                                                              -----    -----    -----
Propane.....................................................   21.4%    17.6%    24.5%
Gases.......................................................   22.9     25.0     23.1
                                                              -----    -----    -----
Total gases.................................................   44.3     42.6     47.6
Welding equipment and supplies..............................   40.3     41.0     36.3
Cylinder rental and other...................................   15.4     16.4     16.1
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

CUSTOMERS

     The Company currently has more than 148,000 customers, none of which accounted for more than 1% of net sales in fiscal 2003. In fiscal 2003, major industry categories served by the Company included manufacturing at 15% of the Company's net sales, industrial 10%, construction 10%, metal production and fabrication customers 10%, other services 8%, health care 5% and mining, oil and chemicals at 4%. The customer base also includes smaller distributors in close proximity to one of the Company's larger facilities who find it economically advantageous to source certain products from the Company.

     The Company believes the packaged gas industry has been characterized by relatively high customer loyalty because of the importance of quality service and personal relationships. This characteristic has made it difficult for new entrants in a market to acquire existing customers. However, service requirements for certain large customers are becoming more demanding and sophisticated, and the Company expects that this will result in more account turnover in the future.

     For some larger volume customers, bulk cryogenic products are delivered in transports to cryogenic tanks at the customer location. The Company serves small bulk customers only where it can compete effectively with producers, primarily on the basis of service and the supply of other products, such as cylinder gases and hard goods.

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to costs associated with delivery of cylinders. Therefore, the estimated national market of $8 billion consists of hundreds of regional markets with an estimated annual size of $5 million to $100 million. The Company believes the average market size is approximately $25 million. The Company solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 64 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, the Company's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with Company suppliers to address difficult or innovative application requirements. The Company has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. The Company believes that electronic commerce conducted through the internet, ("e-commerce"), will become an important method in attracting and maintaining some customers in the future. The Company plans to continue developments in this area.

     Smaller accounts are usually served from "walk in" retail locations, where gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow customers easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. The Company's advertising efforts are limited primarily to the residential propane market as management does not consider advertising to be a significant factor in generating sales.

COMPETITION

     Competition is almost always on a regional market basis and for packaged gases is based primarily on customer loyalty, service and, to a lesser extent, price. Customer loyalty can be lessened when businesses are acquired. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. The Company competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, Wisconsin and Florida. The Company believes it has a strong or leading position in most of the markets it serves.

     While the Company competes with the distribution subsidiaries of the major industrial gas producers, the Company does not believe that the production of industrial gas provides these producers with a significant competitive advantage. In most cases, the cost for base gases represents a relatively minor component of the total cost in comparison to the packaging and distribution expenses.

SUPPLIERS

     The Company purchases industrial gases pursuant to short-term supply arrangements and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 47% of the Company's gas purchases in fiscal 2003. If any of these arrangements were terminated, the Company believes it would be able to readily secure an alternate source of supply.

     The Company purchases welding equipment and consumable supplies from approximately 54 primary vendors, of which purchases from the top five vendors represented approximately 59% of total purchases in fiscal 2003. Purchases from major vendors are made pursuant to purchase orders that are cancelable by the Company upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors, such as the Company, are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables the Company to participate in vendor discount and rebate programs and obtain products at competitive costs.

     The Company purchases propane from pipeline sources at various supply points in its market areas, generally on a short-term basis at prevailing market prices. The Company historically has been able to adjust prices to customers to reflect changes in product cost, which varies with season and availability. The Company is not dependent upon any single supplier for propane and supplies have historically been readily available. A significant portion of the Company's propane sales are made to industrial customers. As a result, the Company's sales are less seasonal than those of many competitors who focus on the residential market. Because of the Company's off-peak seasonal demand, the Company believes that it would be less likely than other distributors to be placed on allocation by suppliers during a period of tight supply and accordingly would receive adequate supplies to meet customer demand.

EMPLOYEES

     At June 30, 2003, the Company employed 678 people, compared to 699 at June 30, 2002. Approximately 19% were covered by collective bargaining agreements. Historically, the Company has not been adversely affected by strikes or work stoppages. Approximately 62% of the Company's employees are hourly workers. The Company believes it has a skilled and motivated work force and that its relationship with employees is good. The Company believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of the Company's hourly employees are currently paid wages at a rate that exceeds the current, and federally mandated increases in, the minimum wage. The Company believes it would not be materially impacted by future increases in the minimum wage.

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

REGULATORY MATTERS

     The Company is subject to federal and state laws and regulations adopted for the protection of the environment, and the health and safety of employees and users of its products. In addition, the Company voluntarily complies with applicable industry safety standards. Management believes that the Company is in substantial compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards does not have a material adverse effect on the Company.

PRODUCT LIABILITY AND INSURANCE

     The Company maintains insurance coverage which it believes to be adequate. The nature of the Company's business may subject it to product liability lawsuits. To the extent that the Company is subject to claims, which exceed or are outside of its liability insurance coverage, such suits could have a material adverse effect on the Company. The Company has not suffered any material losses from such lawsuits in the past.

ITEM 2.  PROPERTIES

     The Company owns approximately 546,000 cylinders, 30,000 bulk propane tanks and 390 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that the Company expects will extend on average for 30 years or longer. Bulk tanks have useful lives generally less than those of cylinders, however, if well maintained their useful life can be over 30 years.

     The Company has 65 industrial gas and welding supply distribution locations in 11 states, 32 of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. The Company's Corporate operations are located in 20,000 square feet of leased space in Wheeling, West Virginia and its Executive offices are located in 3,000 square feet of leased space in Washington, Pennsylvania.

     Historically, most of the specialty gas products sold by the Company were purified, packaged and mixed at the Company's facility in Cranberry Township, Pennsylvania. During 2003, the Company concluded that service to its customers and its cost structure would be improved by consolidating this facility into nearby operations. This transition is expected to be concluded during the first half of fiscal year 2004 without a significant impact to the Company's results of operations.

     The Company's facilities are leased on terms that the Company believes are consistent with commercial rental rates prevailing in the surrounding rental market. All of the Company's major facilities are leased under long-term arrangements. The Company believes that its facilities are adequate for its needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. The Company, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. The Company has not to date suffered any material loss as a result of any such lawsuit. The Company maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as the Company believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2003.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for the Company's common stock from July 1, 2001 to June 30, 2003 was:

YEAR ENDED JUNE 30, 2003:                                     HIGH      LOW
-------------------------                                     ----      ---
Fourth quarter..............................................  $6.45    $5.25
Third quarter...............................................  $5.78    $5.12
Second quarter..............................................  $6.40    $5.50
First quarter...............................................  $7.00    $6.15

YEAR ENDED JUNE 30, 2002:                                     HIGH      LOW
-------------------------                                     ----      ---
Fourth quarter..............................................  $7.15    $6.40
Third quarter...............................................  $6.85    $6.30
Second quarter..............................................  $7.15    $5.30
First quarter...............................................  $5.75    $4.85

     The reported last sale price of the Company's common stock on the American Stock Exchange on September 11, 2003 was $5.25.

     On September 11, 2003, there were 833 record holders of the Company's common stock.

     The Company has not paid any cash dividends since its initial public offering, and does not anticipate that it will pay dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business.

     In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the bank's prior written consent. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements contained in
Item 15.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company's consolidated financial statements included in Item 15 herein.

                                                          YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1999       2000       2001       2002       2003
                                            ----       ----       ----       ----       ----
                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales.............................  $102,271   $126,080   $141,342   $144,523   $151,232
  Depreciation and amortization (1).....     8,328      9,386     10,173      7,708      8,900
  Operating income......................     9,458     11,263     12,928     12,721      6,820
  Interest expense......................     4,114      5,334      6,619      5,947      6,623
  Income taxes..........................     2,350      2,836      3,059      2,994        151
  Net income (loss).....................     3,245      3,610      3,893      4,220        236
  Basic earnings per share..............  $   0.32   $   0.39   $   0.42   $   0.45   $   0.03
  Diluted earnings per share............  $   0.32   $   0.39   $   0.42   $   0.45   $   0.03
Weighted average shares
  Basic.................................     9,531      9,348      9,348      9,348      9,350
  Diluted...............................     9,531      9,353      9,368      9,399      9,393
Balance Sheet Data:
  Working capital.......................     9,613     11,268     14,384     15,410     10,702
  Total assets..........................   108,526    131,943    144,976    154,613    151,283
  Current portion of long-term debt.....     6,294      7,065      6,715      6,319      5,916
  Long-term debt........................    56,242     68,818     76,415     74,659     67,642
  Other non-current liabilities.........     9,528     12,169     14,851     22,484     25,125
  Stockholders' equity..................    27,045     30,654     33,604     36,634     36,143

---------------
(1) Effective July 1, 2001, the Company changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. See Note 2 to the financial statements.

    Effective July 1, 2001, the Company changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In fiscal year ended June 30, 2001, goodwill amortization expense of $2.1 million was recorded. See Note 4 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies, and propane in 11 states in the eastern United States. The Company's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since the Company started business in 1958, increasing from $190,000 in that year to $151 million in fiscal 2003. In fiscal 2003, gases accounted for approximately 48% of net sales, welding equipment and supplies accounted for approximately 36% of net sales, and cylinder and tank rental and other accounted for approximately 16% of net sales.

     The Company believes it has been successful in executing its strategy of growth through acquisitions, having completed 54 acquisitions since 1990. Some acquisitions have had, and the Company expects some future acquisitions will have, a dilutive effect upon the Company's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into the Company's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, the Company believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

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

                                                               AS A PERCENTAGE OF NET SALES
                                                                   YEARS ENDED JUNE 30
                                                              ------------------------------
                                                                2001       2002       2003
                                                                ----       ----       ----
Net sales...................................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..............................................    48.1       47.0       48.4
                                                               -----      -----      -----
Gross profit................................................    51.9       53.0       51.6
Operating and administrative expenses.......................    35.6       38.9       41.2
Depreciation and amortization (1)...........................     7.2        5.3        5.9
                                                               -----      -----      -----
Income from operations......................................     9.1        8.8        4.5
Interest expense............................................     4.7        4.1        4.3
Other income................................................     0.5        0.3        0.1
                                                               -----      -----      -----
Earnings before income taxes................................     4.9        5.0        0.3
Provision for income taxes..................................     2.2        2.1        0.1
                                                               -----      -----      -----
Net earnings................................................     2.7%       2.9%       0.2%
                                                               =====      =====      =====

---------------
(1) Effective July 1, 2001, the Company changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. See Note 4 to the Financial Statements.

  COMPARISON OF YEARS ENDED JUNE 30, 2003 AND 2002

     Net sales increased 4.6%, or $6.7 million, to $151.2 million from $144.5 million for the years ended June 30, 2003 and 2002, respectively. Acquisitions made during the preceding twelve months contributed $3.2 million of the increase in net sales, while same store sales increased $3.5 million or 2.4% (5.1% decrease without propane). The Company sells propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months. Propane sales increased $9.7 million, or 38.1%, on a same store basis, reflecting $3.1 million in price inflation and a $6.6 million increase in the volume due to colder than normal temperatures during the past heating season and internal growth. Gases and cylinder rent represented 63.7% of net sales for the year, with hard goods representing the remaining 36.3%. In comparison, net sales for the prior year reflected gases and cylinder rent of 59.0% and hard goods of 41.0%.

     Gross profit, which excludes depreciation and amortization, increased 1.9%, or $1.5 million, to $78.1 million for the year, compared to $76.6 million for the prior year. Acquisitions made during the preceding twelve months contributed $1.9 million of the increase in gross profit. Same store gross profit decreased $0.4 million, which included a $1.4 million non-recurring charge for disposal of slow-moving hard goods inventory. Gross profit as a percentage of net sales was 51.6% for the year, compared to 53.0% for the prior year.

     Operating and administrative expenses increased 11.0%, or $6.2 million, to $62.4 million for the year, compared to $56.2 million for the prior year. Of this increase, $1.4 million was related to acquired businesses, with the balance of the change, or $4.8 million, attributable to same store expenses. The increase in same store operating expenses included $1.9 million of non-recurring charges relating to severance of personnel, termination of an airplane lease, conversion of Company provided vehicles to employee owned vehicles and unclaimed property audits. These charges resulted from the Company's repositioning and upgrade initiatives that were undertaken late in fiscal year 2003 to reduce its on-going cost structure, upgrade personnel and improve efficiency. Operating expenses also increased as a result of increased bad debt, settlement of sales and use tax audits with several states, increased liability insurance expense and an increase in estimated health insurance claims including claims incurred but not reported. During the year, the Company changed its estimate of the amount of health insurance claims incurred but not paid. The Company increased its accrual for estimated unpaid claims by $0.7 million, in the fourth quarter of fiscal year 2003 as a result of this change. Depreciation and amortization expense increased $1.2 million for the fiscal year, compared to the prior year. This increase was primarily attributable to non-recurring charges of $1.2 million relating to write-off of non-compete agreements held with former executives, which the Company determined to no longer be of value, based upon a review of each individual's circumstances and the probability of effect on the Company's performance and accelerated depreciation associated with leasehold improvements at facilities being closed by the Company. For each of the facilities being closed, the Company determined the expected date for operations to cease and revised the estimated useful lives for applicable assets accordingly. These initiatives were implemented during the fourth quarter of fiscal year 2003 by the Company in order to reduce its cost structure and to improve its operating efficiency.

     The Company does not expect to have any significant level of expense in the future related to these closings.

     Interest expense increased 11.4%, or $0.7 million, to $6.6 million for the year, compared to $5.9 million for the prior year. This increase reflected higher interest rates and fees associated with the amendment of the Company's credit facility, and was partially offset by lower average debt balances.

     The Company's effective tax rate decreased from 41.5% for the prior year to 39.0% for the current year as a result primarily of changes in estimates for federal and state accrued taxes.

     Net earnings for the year were $0.2 million, compared to $4.2 million for the fiscal year ended June 30, 2002. Diluted earnings per share were $0.03 for fiscal year 2003 compared to $0.45 for fiscal year 2002. Diluted weighted average shares outstanding for fiscal year 2003 was 9,392,885 compared to 9,398,514 for fiscal year 2002.

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

     At June 30, 2003, the Company had working capital of approximately $10.7 million, compared to $15.4 million as of June 30, 2002, reflecting primarily the reduction in inventory levels. Funds provided by operations for the twelve months ended June 30, 2003 were approximately $16.4 million, compared to $16.7 million for fiscal year 2002. Funds used for investing activities were approximately $7.3 million for the twelve months ended June 30, 2003, consisting primarily of capital spending and acquisitions, compared to $12.7 million in fiscal year 2002. Funds used for financing activities for the twelve months ended June 30, 2003 were approximately $8.6 million from net payments of debt, compared to $3.4 million for 2002. The Company's cash balance increased $0.6 million during the twelve months to $1.8 million.

     On June 30, 2003, the Company entered into a third amendment to its second amended and restated credit agreement changing the covenant requirements and the interest rate pricing grid. The maximum revolving note borrowings under this agreement are $68.5 million with a June 28, 2005 maturity date. The Company believes that it will be able to refinance its credit facility when required.

     The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.75% as of June 30, 2003. As of June 30, 2003, availability under the revolving loan was approximately $9.0 million, with outstanding borrowings of approximately $55.8 million and outstanding letters of credit of approximately $2.7 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of June 30, 2003, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of June 30, 2003 was $5.1 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under the Company's credit facility.

     The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the variable/fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of June 30, 2003, the Company had $60.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.9% versus a receive rate of 1.2%.

     The Company has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million, which includes $1 million previously paid for this option. The Company believes that it will have adequate capital resources available to fund this acquisition and be in compliance with it debt covenant requirements at such time that the option is exercised.

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

  TRADE RECEIVABLES

     The Company estimates the collectability of its trade receivables on a monthly basis. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management's knowledge of significant accounts. Management believes that the allowances for doubtful accounts as of June 30, 2003 and 2002 are adequate.

  INVENTORIES

     The Company's inventories are stated at the lower of cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted SFAS 142, Goodwill and Other Intangible Assets, as of July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead be tested for impairment at least annually. The Company has elected to perform its annual test for indications of goodwill impairment as of June 30th of each year. The annual impairment test used by the Company includes a discounted cash flow analysis as well as other tests of the market value of its business entity. The discounted cash flow analysis requires the use of significant estimates, assumptions and judgments. Examples include: (i) projections on Company operating performance, (ii) assumptions as to the Company's cost of capital, and (iii) assumptions as to the availability of capital in the future.

  EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     The Company has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. The Company estimates the level of outstanding claims, at any point in time, including claims incurred but not reported ,based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. The Company has stop-loss insurance coverage in place to limit the extent of individual claims.

  VALUATION OF LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of the remaining useful lives of assets are reviewed at least annually at the close of the fiscal year. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets.

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company generally has experienced higher sales activity during its second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. The following table sets forth, for the periods indicated, the Company's quarterly sales as a percentage of the respective fiscal year's sales. Results for any one or more periods are not necessarily indicative of continuing trends.

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              2001    2002    2003
                                                              -----   -----   -----
First quarter...............................................   22.2%   23.3%   22.1%
Second quarter..............................................   25.6%   24.2%   25.6%
Third quarter...............................................   29.1%   28.5%   30.3%
Fourth quarter..............................................   23.1%   24.0%   22.0%
                                                              -----   -----   -----
                                                              100.0%  100.0%  100.0%
                                                              =====   =====   =====

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties, which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of June 30, 2003, the Company has guarantees as defined in FIN 45 in the form of standby letters of credit guaranteeing payments under the Company's obligations for certain non-compete agreements and seller notes associated with acquisitions. The outstanding letters of credit as of June 30, 2003 total $2.7 million and approximate the total liabilities that they are associated with. The outstanding amounts of these letters of credit decrease monthly through 2007. The Company has adopted the provisions of FIN 45 as of January 1, 2003.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148), which amended SFAS No. 123 to allow multiple methods of reporting the accounting transition for companies electing to adopt the recognition provisions of SFAS 123 for fair valuing stock-based compensation. As permitted by the accounting standards, the Company has elected to continue the use of the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25. The Company has adopted the disclosure provisions of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 is effective in the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing the agreement discussed in Note 12 and it's impact to the financial statements under FIN 46.

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement was effective for the Company after April 30, 2003 and did not have an impact on the Company's results of operations or financial condition.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company for instruments entered into after May 31, 2003 and did not have a material impact on the Company's results of operations or financial condition.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding the Company's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility, its plans to develop e-commerce capabilities, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, the effect of product liability or other claims on the Company's results of operations or financial condition, the trend towards and cost impacts of consolidation in the industry and the industry's general resistance to downturns in the business cycle. The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

     All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed will be achieved. Important risk factors that may affect the Company's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 and the Company's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into the Company's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, the Company's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving the Company's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting the Company's business, inflation and fluctuations in interest rates.

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

                                                   EXPECTED MATURITY DATE
                                                FOR PERIODS ENDING JUNE 30,
                               --------------------------------------------------------------   THERE              FAIR
                                  2004         2005         2006         2007         2008      AFTER    TOTAL     VALUE
                                  ----         ----         ----         ----         ----      -----    -----     -----
                                                                     (IN THOUSANDS)
Liabilities
Long term debt
  Fixed rate.................  $    2,916   $    1,147   $      761   $      547   $      190   $228    $ 5,789   $ 5,360
  Average interest rate......        3.79%        4.78%        6.31%        6.28%        4.65%  4.97%
  Variable rate..............  $    3,000   $   64,770           --           --           --     --    $67,770   $67,770
  Average interest rate......        3.75%        3.75%          --           --           --     --
Interest rate swaps
  Variable to fixed..........  $   55,000   $   25,000           --           --           --     --              $(5,129)
  Average pay rate...........        5.99%        5.58%          --           --           --     --
  Average receive rate.......        1.20%        1.20%          --           --           --     --
Commitments
  Operating leases...........  $3,205,511   $3,088,217   $2,758,983   $2,525,484   $2,394,443

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the Report of Independent Public Accountants listed in the accompanying Index to Consolidated Financial Statements are incorporated herein by reference.

     Summarized quarterly unaudited financial data for fiscal 2003 and 2002 is as follows:

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Fiscal 2003--
  Net sales..............................    $33,453        $38,676     $45,819    $33,284
  Gross profit...........................     18,058         20,338      23,460     16,233
  Net earnings (loss)....................        104          1,387       2,174     (3,429)
  Basic earnings (loss) per share........       0.01           0.15        0.23      (0.36)
  Diluted earnings (loss) per share......       0.01           0.15        0.23      (0.36)
Fiscal 2002--
  Net sales..............................    $33,696        $34,930     $41,142    $34,755
  Gross profit...........................     18,216         18,830      21,592     17,979
  Net earnings...........................      1,089            551       2,336        245
  Basic earnings per share...............       0.12           0.06        0.24       0.03
  Diluted earnings per share.............       0.12           0.06        0.24       0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Previously reported.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fiscal quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

                                             YEARS
                                          EXPERIENCE
               NAME                 AGE   IN INDUSTRY                       POSITION
               ----                 ---   -----------                       --------
Gary E. West......................  66        33        Chairman of the Board of Directors
William A. Indelicato.............  64        34        Vice Chairman, Chief Executive Officer, Director
James P. Hart.....................  49         7        President, Director
Robert D. Scherich................  43         7        Chief Financial Officer
August E. Maier...................  74        10        Director
Ben Exley, IV.....................  56         7        Director
F. Walter Riebenack...............  64         4        Director

     GARY E. WEST, CHAIRMAN OF THE BOARD. Mr. West has served as Chairman of the Board of Directors of the Company since 1984. From 1970, when he purchased the Company, to March 1995, Mr. West served as President of the Company. Mr. West has also served as President of West Rentals, Inc. and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. From June 1993 to 2002, he served as a director of WesBanco Wheeling, and since June 1990 he has served as a director of H.E. Neumann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.

     WILLIAM A. INDELICATO, VICE CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
DIRECTOR. Mr. Indelicato was elected a director of the Company in January 1997 and was appointed as the Company's Vice Chairman and Acting Chief Executive Officer in February 2002. Mr. Indelicato served as Acting Chief Executive Officer from February 2002 to October 2002 and was appointed Chief Executive Officer in June 2003. Mr. Indelicato has been President of ADE Vantage, Inc., a business consulting firm, which provides certain services to the Company, since July 1992. From 1988 to 1991, Mr. Indelicato served as General Business Director of Union Carbide Industrial Gases Inc. Mr. Indelicato has also been an associate professor of strategic management at Pace University in New York. Mr. Indelicato received his Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and his Masters in Business Administration degree from Pace University.

     JAMES P. HART, PRESIDENT AND DIRECTOR. Mr. Hart was elected a director of the Company in January 1997. Mr. Hart was appointed as President of the Company in June 2003. He served as Vice President and Chief Financial Officer of Industrial Scientific Corporation ("ISC"), a manufacturer of portable instruments used for detecting and monitoring a variety of gases, from August 1994 through September 2002. From March 1984 to August 1994, Mr. Hart was Treasurer and Controller of ISC. Mr. Hart holds a Bachelor of Science degree in Accounting from the University of Scranton.

     ROBERT D. SCHERICH, CHIEF FINANCIAL OFFICER AND SECRETARY. Mr. Scherich has served as the Company's Chief Financial Officer since May 1996. From January 1993 to April 1996, he served as Controller and General Manager of Wheeling Pittsburgh Steel Corporation, a subsidiary of WHX Corporation, and from January 1988 to December 1993 he served as Division Controller of such corporation. Mr. Scherich was an accountant with Ernst & Whinney from 1981 to 1984. Mr. Scherich received his Bachelor of Science degree in Accounting from The Pennsylvania State University and is a Certified Public Accountant.

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of the Company in January 1997 and served as the Company's Acting President from February 2002 to October 2002. In September 1997, Mr. Maier became an employee of the Company and served as Corporate Director of Field

Operations until his retirement in July 1999. He served as Chief Executive Officer of Houston Fearless 76, a manufacturer of digital imaging and film processing equipment, from May 1995 to August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive Officer of Holox, Inc., a large distributor of industrial gases and welding equipment. He currently serves on the board of directors for Allied Insurance Corporation. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

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

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of the Company in January 1999. He is presently the Managing Member of U.S. Capital Advisors, L.L.C., a management consulting firm. From 1990 until December, 2002, he served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc., a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. He also serves as a consultant to Site-Blauvelt Engineers, Inc., and serves on the Board of Members of Harbor Investments, L.L.C. and Harbor Investments II, L.L.C., two private equity funds. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University in Fort Wayne, Indiana and has also served as an instructor of Business Law, Principles of Insurance and Seminars in Business at the University of St. Francis in Fort Wayne, Indiana.

     The information called for by Item 405 of Regulation S-K is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2003, in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2003, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2003, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

     Following is the equity compensation plan information for the Company as of June 30, 2003:

                                           NUMBER OF
                                       SECURITIES TO BE
                                          ISSUED UPON      WEIGHTED-AVERAGE    NUMBER OF SECURITIES
                                          EXERCISE OF      EXERCISE PRICE OF   REMAINING AVAILABLE
                                          OUTSTANDING         OUTSTANDING      FOR FUTURE ISSUANCE
                                       OPTIONS, WARRANTS   OPTIONS, WARRANTS       UNDER EQUITY
            PLAN CATEGORY                 AND RIGHTS          AND RIGHTS        COMPENSATION PLANS
            -------------              -----------------   -----------------   --------------------
Equity compensation plans approved by
  security holders...................       481,750              $6.54               168,250
Equity compensation plans not
  approved by security holders.......            --                 --                    --
Total................................       481,750              $6.54               168,250

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in the Company's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2003, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not currently effective for the Company.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

  (b) Reports on Form 8-K

     The Company filed a Form 8-K on April 30, 2003 reporting under Item 9 Regulation FD Disclosure

     The Company filed a Form 8-K on July 23, 2003 reporting under Item 7 Financial Statements and Exhibits and Item 9 Regulation FD Disclosure (also Item 12, Disclosure of Results of Operations and Financial Condition).

     The Company filed a form 8-K on August 12, 2003 reporting under Item 7 Financial Statements and Exhibits and Item 12 Disclosure of Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 29, 2003
                                               /s/ WILLIAM A. INDELICATO
                                          --------------------------------------
                                          William A. Indelicato
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                         DATE
---------                                           -----                         ----

/s/ GARY E. WEST                      Chairman of the Board                September 29, 2003
----------------------------------    (principal executive officer)
Gary E. West

/s/ WILLIAM A. INDELICATO             Vice Chairman, Chief Executive       September 29, 2003
----------------------------------    Officer, Director
William A. Indelicato

/s/ JAMES P. HART                     President, Director                  September 29, 2003
----------------------------------
James P. Hart

/s/ ROBERT D. SCHERICH                Chief Financial Officer, Secretary   September 29, 2003
----------------------------------    (principal financial and principal
Robert D. Scherich                    accounting officer)

/s/ AUGUST E. MAIER                   Director                             September 29, 2003
----------------------------------
August E. Maier

/s/ BEN EXLEY, IV                     Director                             September 29, 2003
----------------------------------
Ben Exley, IV

/s/ F. WALTER RIEBENACK               Director                             September 29, 2003
----------------------------------
F. Walter Riebenack

                       VALLEY NATIONAL GASES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets as of June 30, 2002 and 2003....   F-4
Consolidated Statements of Operations for the years ended
  June 30, 2001, 2002 and 2003..............................   F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2001, 2002 and 2003..........   F-6
Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2002 and 2003..............................   F-7
Notes to Consolidated Financial Statements..................   F-8

                        REPORTS OF INDEPENDENT AUDITORS

To the Board of Directors,
Valley National Gases Incorporated:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Valley National Gases Incorporated at June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
August 11, 2003

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated balance sheet of Valley National Gases Incorporated (a Pennsylvania corporation) and subsidiary as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Valley National Gases Incorporated as of June 30, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated July 31, 2001, expressed an unqualified opinion on those statements.

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

     As discussed in Notes 2 and 4 to the financial statements, in 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

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

/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania,
July 31, 2001

     THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONJUNCTION WITH VALLEY NATIONAL GASES INCORPORATED'S FILING ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONJUNCTION WITH THIS FILING ON FORM 10-K.

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2002 AND 2003

                                                                  2002            2003
                                                                  ----            ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,216,668    $  1,782,713
  Accounts receivable, net of allowance for doubtful
    accounts of $684,898 and $814,846, respectively.........    15,983,161      15,372,616
  Inventory.................................................    15,660,118      10,013,709
  Prepaids and other........................................     1,154,623         859,208
  Current deferred tax asset................................     2,189,447       3,458,887
  Refundable taxes..........................................        42,203       1,587,681
                                                              ------------    ------------
      Total current assets..................................    36,246,220      33,074,814
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        90,000          55,000
  Buildings and improvements................................     6,187,766       6,217,806
  Equipment.................................................    82,274,545      87,045,075
  Transportation equipment..................................    13,843,310      14,306,183
  Furniture and fixtures....................................     6,771,212       7,414,897
                                                              ------------    ------------
      Total property, plant and equipment...................   109,166,833     115,038,961
Accumulated depreciation....................................   (41,160,064)    (45,380,867)
                                                              ------------    ------------
      Net property, plant and equipment.....................    68,006,769      69,658,094
                                                              ------------    ------------
OTHER ASSETS:
  Non-compete agreements and consulting agreements, net of
    accumulated amortization of $10,153,927 and $12,501,875,
    respectively............................................     6,218,415       3,885,170
  Goodwill..................................................    40,429,733      41,209,615
  Deposits and other assets.................................     3,711,422       3,455,299
                                                              ------------    ------------
      Total other assets....................................    50,359,570      48,550,084
                                                              ------------    ------------
TOTAL ASSETS................................................  $154,612,559    $151,282,992
                                                              ============    ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  6,319,077    $  5,916,423
  Accounts payable..........................................     7,821,065       7,460,442
  Accrued compensation and employee benefits................     3,087,484       3,541,493
  Interest rate derivatives.................................     1,371,454       2,527,280
  Other current liabilities.................................     2,236,793       2,927,010
                                                              ------------    ------------
      Total current liabilities.............................    20,835,873      22,372,648
LONG-TERM DEBT, less current maturities.....................    74,659,090      67,641,782
DEFERRED TAX LIABILITY......................................    17,464,332      20,726,545
OTHER LONG-TERM LIABILITIES.................................     2,516,889       1,797,102
INTEREST RATE DERIVATIVES...................................     2,502,750       2,601,710
                                                              ------------    ------------
      Total liabilities.....................................   117,978,934     115,139,787
                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value, $.01 per share --
    Authorized, 5,000,000 shares, none Issued or
    Outstanding.............................................            --              --
  Common stock, par value, $.001 per share --
    Authorized, 30,000,000 shares; Issued, 9,620,084 shares;
    Outstanding, 9,347,584 shares and 9,356,834 shares,
    respectively............................................         9,620           9,620
  Paid-in-capital...........................................    19,269,338      19,221,378
  Retained earnings.........................................    21,752,457      21,988,827
  Accumulated other comprehensive loss......................    (2,134,362)     (2,890,059)
  Treasury stock at cost, 272,500 and 263,250 shares,
    respectively............................................    (2,263,428)     (2,186,561)
                                                              ------------    ------------
      Total stockholders' equity............................    36,633,625      36,143,205
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $154,612,559    $151,282,992
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                                         2001           2002           2003
                                                     ------------   ------------   ------------
NET SALES..........................................  $141,341,862   $144,523,199   $151,231,830
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................    67,941,623     67,906,417     73,142,617
                                                     ------------   ------------   ------------
     Gross profit..................................    73,400,239     76,616,782     78,089,213
                                                     ------------   ------------   ------------
EXPENSES:
  Operating and administrative.....................    50,299,202     56,187,508     62,368,366
  Depreciation.....................................     5,282,817      5,077,027      5,699,115
  Amortization of intangibles......................     4,890,261      2,631,213      3,201,025
                                                     ------------   ------------   ------------
     Total expenses................................    60,472,280     63,895,748     71,268,506
                                                     ------------   ------------   ------------
     Income from operations........................    12,927,959     12,721,034      6,820,707
                                                     ------------   ------------   ------------
INTEREST EXPENSE...................................     6,618,827      5,947,283      6,623,266
                                                     ------------   ------------   ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................       226,169        220,829        199,419
  Gain (loss) on disposal of assets................        60,371          6,588        (28,171)
  Other income.....................................       355,830        213,933         18,802
                                                     ------------   ------------   ------------
     Total other income............................       642,370        441,350        190,050
                                                     ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES.......................     6,951,502      7,215,101        387,491
PROVISION FOR INCOME TAXES.........................     3,058,661      2,994,267        151,121
                                                     ------------   ------------   ------------
NET EARNINGS.......................................  $  3,892,841   $  4,220,834   $    236,370
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE...........................  $       0.42   $       0.45   $       0.03
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE.........................  $       0.42   $       0.45   $       0.03
                                                     ============   ============   ============
WEIGHTED AVERAGE SHARES:
  Basic............................................     9,347,584      9,347,584      9,350,068
  Diluted..........................................     9,368,396      9,398,514      9,392,885

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                                                                                           ACCUMULATED
                          PREFERRED STOCK         COMMON STOCK         TREASURY STOCK                         OTHER
                       ---------------------   ------------------   ---------------------    PAID-IN-     COMPREHENSIVE
                        SHARES      AMOUNT      SHARES     AMOUNT   SHARES      AMOUNT        CAPITAL         LOSS
                       ---------   ---------   ---------   ------   -------   -----------   -----------   -------------
BALANCE,
  June 30, 2000......         --          --   9,620,084   $9,620   272,500   $(2,263,428)  $19,269,338             --
  Net income.........         --          --          --      --         --            --            --             --
Cumulative effect of
  change in
  accounting
  principle, net of
  tax................         --          --          --      --         --            --            --        213,300
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................         --          --          --      --         --            --            --     (1,528,904)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............         --          --          --      --         --            --            --        372,637
                       ---------   ---------   ---------   ------   -------   -----------   -----------    -----------
BALANCE,
  June 30, 2001......         --          --   9,620,084   9,620    272,500    (2,263,428)   19,269,338       (942,967)
  Net income.........         --          --          --      --         --            --            --             --
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................         --          --          --      --         --            --            --     (1,302,906)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............         --          --          --      --         --            --            --        111,511
                       ---------   ---------   ---------   ------   -------   -----------   -----------    -----------
BALANCE,
  June 30,2002.......         --          --   9,620,084   9,620    272,500    (2,263,428)   19,269,338     (2,134,362)
  Net income.........         --          --          --      --         --            --            --             --
Exercise of stock
  options............         --          --          --      --     (9,250)       76,867       (47,960)            --
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................         --          --          --      --         --            --            --       (867,208)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............         --          --          --      --         --            --            --        111,511
                       ---------   ---------   ---------   ------   -------   -----------   -----------    -----------
BALANCE,
  June 30, 2003......         --          --   9,620,084   $9,620   263,250   $(2,186,561)  $19,221,378    $(2,890,059)
                       =========   =========   =========   ======   =======   ===========   ===========    ===========


                                         TOTAL
                        RETAINED     STOCKHOLDERS'
                        EARNINGS        EQUITY
                       -----------   -------------
BALANCE,
  June 30, 2000......  $13,638,782    $30,654,312
  Net income.........    3,892,841      3,892,841
Cumulative effect of
  change in
  accounting
  principle, net of
  tax................           --        213,300
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................           --     (1,528,904)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............           --        372,637
                       -----------    -----------
BALANCE,
  June 30, 2001......   17,531,623     33,604,186
  Net income.........    4,220,834      4,220,834
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................           --     (1,302,906)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............           --        111,511
                       -----------    -----------
BALANCE,
  June 30, 2002......   21,752,457     36,633,625
  Net income.........      236,370        236,370
Exercise of stock
  options............           --         28,907
Unrealized losses on
  derivatives
  designated and
  qualified as cash
  flow hedges, net of
  tax................           --       (867,208)
Reclassification of
  unrealized losses
  on derivatives, net
  of tax.............           --        111,511
                       -----------    -----------
BALANCE,
  June 30, 2003......  $21,988,827    $36,143,205
                       ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                                         2001           2002           2003
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.....................................  $  3,892,841   $  4,220,834   $    236,370
  Adjustments to reconcile net earnings to net cash
     provided by operating activities--
     Amortization of SFAS No. 133 transition
       amount......................................       372,637        111,511        111,511
     Depreciation..................................     5,282,817      5,077,027      5,699,115
     Amortization..................................     4,890,261      2,631,213      2,418,783
     Loss (gain) on disposal of assets.............       (21,320)       (78,765)        28,171
     Provision for allowance on doubtful
       accounts....................................       585,257      1,033,922      1,364,672
     Disposition of doubtful accounts..............      (574,057)      (946,922)    (1,234,724)
     Disposition of inventory......................            --             --      1,387,654
     Write-off of non-compete......................            --             --        782,242
     Utilization of income taxes paid..............            --       (583,911)    (1,112,378)
     Deferred taxes................................       735,462      3,065,709      2,146,296
     Changes in operating assets and liabilities--
       Accounts receivable.........................       142,231      1,113,058        598,095
       Inventory...................................    (1,124,108)     1,297,284      4,258,375
       Prepaids and other..........................      (802,508)       117,789        682,993
       Accounts payable............................      (131,384)       540,177       (360,623)
       Accrued compensation and employee
          benefits.................................        82,610       (434,446)       449,793
       Non-compete agreements......................            --       (600,000)      (567,780)
       Deposits and other assets...................       215,962        116,002        102,600
       Other current liabilities...................      (686,850)      (189,868)       676,379
       Other long-term liabilities.................       612,645        250,488     (1,152,887)
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................    13,472,496     16,741,102     16,514,657
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets.................       194,356        163,568        228,770
  Purchases of property and equipment..............    (6,769,469)    (7,366,582)    (6,303,488)
  Business acquisitions, net of cash acquired......   (13,718,862)    (5,470,767)    (1,273,794)
                                                     ------------   ------------   ------------
          Net cash used by investing activities....   (20,293,975)   (12,673,781)    (7,348,512)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................    52,317,102     67,961,360     48,342,521
  Principal payments on borrowings.................   (45,722,467)   (71,354,733)   (56,971,527)
  Proceeds from exercise of stock options..........            --             --         28,906
                                                     ------------   ------------   ------------
          Net cash provided (used) by financing
            activities.............................     6,594,635     (3,393,373)    (8,600,100)
                                                     ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............      (226,844)       673,948        566,045
CASH AND CASH EQUIVALENTS, beginning of year.......       769,564        542,720      1,216,668
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year.............  $    542,720   $  1,216,668   $  1,782,713
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2003

1.  ORGANIZATION:

     Valley National Gases Incorporated, a Pennsylvania corporation (the Company), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. The Company's gas operations consist primarily of packaging and mixing industrial, medical and speciality gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of the Company's 65 distribution or retail locations. In addition, the Company distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Since the Company was founded, it has completed 70 acquisitions of smaller independent local companies. The Company, through its consolidated subsidiaries has been in operation since 1958 and currently operates in 11 states.

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

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No collateral or security is provided on these deposits, other than the $100,000 of deposits per financial institution, which is insured by the Federal Deposit Insurance Corporation.

TRADE RECEIVABLES

     The Company makes estimates of the collectability of its trade receivables on a monthly basis. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management's knowledge of significant accounts.

INVENTORY

     Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method. The Company estimates reserves for product loss and obsolete inventory on a quarterly basis.

     The components of inventory for the year ended June 30 were as follows:

                                                                2002          2003
                                                             -----------   -----------
Hard goods.................................................  $13,559,775   $ 7,454,660
Gases......................................................    2,100,343     2,559,049
                                                             -----------   -----------
                                                             $15,660,118   $10,013,709
                                                             ===========   ===========

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties, while leasehold improvements are amortized over the shorter of their useful life or the term of the lease as follows:

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

     The cost of maintenance and repairs is charged to operations as incurred. Major renewals and betterments that extend the useful life of the asset are capitalized. The costs of property, plant and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in other income (expense).

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

VALUATION OF LONG-LIVED ASSETS

     Long-lived and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets are reviewed at least annually at the close of the fiscal year. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets.

EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     The Company has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. The Company estimates the level of outstanding claims, at any point in time, including claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. The Company has stop-loss insurance coverage in place to limit the extent of individual claims. During the year, the Company changed its estimate of the amount of health insurance claims incurred but not paid. The Company increased its accrual for estimated unpaid claims by $675,000 during fiscal year 2003 as a result of this change.

INCOME TAXES

     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, "Accounting for Income Taxes", under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rates. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SEGMENTS

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information, Financial Reporting or Segments of a Business". This statement establishes standards for reporting information about operating segments, products and services, geographic areas and major customers in annual and interim financial statements. The Company manages and operates its business as one segment.

EARNINGS PER SHARE

     Basic earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net earnings by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has a stock-based compensation plan which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issues to Employees". Under these provisions, stock-based employee compensation cost is not reflected in net earnings for any year, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

     If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                       2001         2002        2003
                                                    ----------   ----------   --------
Net income
  As reported.....................................  $3,892,841   $4,220,834   $236,370
  Pro forma.......................................   3,820,839    4,170,398    169,979
Earnings per share assuming dilution
  As reported.....................................  $     0.42   $     0.45   $   0.03
  Pro forma.......................................  $     0.41   $     0.44   $   0.02

COMPREHENSIVE INCOME

     Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the fiscal years ending June 30:

                                                      2001         2002        2003
                                                   ----------   ----------   ---------
Net earnings.....................................  $3,892,841   $4,220,834   $ 236,370
Cumulative effect of change in accounting
  principle, net of tax..........................     213,300           --          --
Unrealized losses on derivatives, net of tax.....  (1,156,267)  (1,191,395)   (755,697)
                                                   ----------   ----------   ---------
Other comprehensive loss.........................    (942,967)  (1,191,395)   (755,697)
                                                   ----------   ----------   ---------
Comprehensive income (loss)......................  $2,949,874   $3,029,439   $(519,327)
                                                   ==========   ==========   =========

MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     The Company markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10% of revenues in 2001, 2002 and 2003.

     The Company purchases industrial gas, welding supplies, and bulk gas from a variety of vendors. Three of those vendors in fiscal year 2003 individually supplied purchases greater than 10%, accounting for 13.0%, 12.2% and 10.2%. One vendor in fiscal year 2002 individually supplied purchases greater than 10%, accounting for 15.7%.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon delivery to the customer when both risk of loss and title has transferred to the customer and collection is assured in accordance with Standard Accounting Bulleting No. 101. In most revenue transactions, the Company delivers the product using internal trucking or the customer purchases the product at the distribution location. Cylinder lease revenue is deferred when the arrangement is negotiated and recognized into revenue rateably over the terms of the lease. Customer prepayments are recorded as deferred revenue.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

          Cash and Cash Equivalents -- The carrying amount approximates fair value due to the short maturity of those instruments.

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

     The estimated fair values of the Company's financial instruments as of June 30, 2003 are as follows:

                                           AS OF JUNE 30, 2002            AS OF JUNE 30, 2003
                                        -------------------------      -------------------------
                                         CARRYING        FAIR           CARRYING        FAIR
                                          AMOUNT         VALUE           AMOUNT         VALUE
                                        -----------   -----------      -----------   -----------
Cash and cash equivalents.............  $ 1,216,668   $ 1,216,668      $ 1,782,713   $ 1,782,713
Debt..................................  $80,978,167   $80,202,299      $73,558,205   $73,134,100

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates, which are based upon current market rates.

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

     In accordance with the provisions of SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). In determining effectiveness, the Company considers the notional amount, the basis of the interest rate and the fair market value of the derivative in comparison to the Company's bank financed debt. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. These changes are recorded on a quarterly basis and resulted in an increase in interest expense of $523,749 in 2001, a decrease in interest expense of $206,817 in 2002 and a decrease of $4,711 in 2003. At June 30, 2003 and 2002, the Company had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million from floating rates to fixed rates. The agreements outstanding at June 30, 2003 mature at various times between September 2003 and January 2006. The Company would have paid $5,128,990 and $3,874,204 to settle its interest rate swap agreements at June 30, 2003 and 2002, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2003 and 2002. Fair value was estimated based on the mark-to market value of the contracts, which closely approximates the amount the Company could receive or pay to terminate the agreements at year end.

     Based upon interest rates at June 30, 2003, the Company expects to recognize into earnings in the next 12 months net current liabilities of $284,229 related to outstanding derivative instruments and net losses of $185,852 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

NEW ACCOUNTING STANDARDS

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this standard at January 1, 2003. Subsequent to adoption, this standard may affect the periods in which costs are recognized for workforce reductions or facility closures, although the ultimate amount of costs recognized would be the same. See Note 12.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties, which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of June 30, 2003, the Company has guarantees as defined in FIN 45 in the form of standby letters of credit guaranteeing payments under the Company's obligations for certain non-compete agreements and seller notes associated with acquisitions. The outstanding letters of credit as of June 30, 2003 total $2.7 million and approximate the total liabilities that they are associated with. The outstanding amounts of these letters of credit decrement monthly through 2007. The Company has adopted the provisions of FIN 45 as of January 1, 2003.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148), which amended SFAS No. 123 to allow multiple methods of reporting the accounting transition for companies electing to adopt the recognition provisions of SFAS 123 for fair valuing stock-based compensation. As permitted by the accounting standards, the Company has elected to continue the use of the intrinsic value method of accounting for stock-based compensation under APB Opinion No. 25. The Company has adopted the disclosure provisions of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 is effective in the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing the agreement discussed in Note 12 and its impact to the financial statements under FIN 46.

     In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement was effective for the Company after April 30, 2003 and did not have a material impact on the Company's results of operations or financial condition.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company after May 31, 2003 and did not have a material impact on the Company's results of operations or financial condition.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                       FOR THE YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2001         2002         2003
                                                   ----------   ----------   ----------
Cash paid for certain items--
  Cash payments for interest.....................  $6,324,734   $6,047,593   $6,565,120
  Cash payments for income taxes.................   1,755,075       81,185           --
Non-cash financing activity--
  Issuance of seller notes.......................     161,000           --      855,000
  Issuance of non-compete agreements.............     459,650      850,000      300,000

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

3.  ACQUISITIONS:

     The Company acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company's consolidated financial statements since the effective dates of the respective acquisitions.

     In August 2003, the Company purchased Gerber's Propane, Inc.

     During fiscal 2002, the Company purchased Buckeye Corporation (August
2001), Mansfield Oxygen Corp. (August 2001) and Gas Arc, Inc. (December 2001).

     During fiscal 2001, the Company purchased four businesses. The largest of these acquisitions was eight branches of Air Liquide America Corporation which was effective May 2001.

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the year ended June 30 were as follows:

                                                     2001          2002         2003
                                                  -----------   ----------   ----------
Cash paid.......................................  $13,731,500   $5,995,869   $1,054,112
Notes issued to sellers.........................      161,000           --      855,000
Notes payable and capital leases assumed........       31,722      391,198       54,045
Other liabilities assumed and acquisition
  costs.........................................      459,650      850,000      300,000
                                                  -----------   ----------   ----------
Total purchase price allocated to assets
  acquired......................................  $14,383,872   $7,237,067   $2,263,157
                                                  ===========   ==========   ==========

     As part of the fiscal year 2003 acquisition, the Company recorded $709,000 for goodwill and $300,000 for non-compete agreements having a term and amortization period of 3 years. The remainder of the increase in goodwill of $71,000 relates to finalization of prior years acquisition purchase prices. This preliminary allocation made in 2003 for the Gerber's acquisition may change as the verification of certain assets is completed in accordance with the purchase agreement.

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 2001, 2002 and 2003, illustrate the estimated effects of the 2001, 2002 and 2003 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                        YEAR ENDED JUNE 30,
                                             ------------------------------------------
                                                 2001           2002           2003
                                             ------------   ------------   ------------
Net sales..................................  $154,110,000   $146,432,000   $151,272,330
Net earnings before income taxes...........     7,429,000      7,039,000        335,235
Pro forma net earnings.....................     4,160,000      4,118,000        205,016
Pro forma diluted earnings per share.......  $       0.44   $       0.44   $       0.02

4.  INTANGIBLE ASSETS:

     On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's intangibles, other than goodwill, are its noncompete agreements and consulting agreements, which the Company has assigned definite lives equal to the terms of the agreements. As of June 30, 2003, the Company's noncompete agreements and consulting agreements are summarized as follows:

                                  GROSS        ACCUMULATED        GROSS        ACCUMULATED       WEIGHTED
                                 AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION       AVERAGE
                                  AS OF           AS OF           AS OF           AS OF        AMORTIZATION
                              JUNE 30, 2002   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2003   PERIOD (YEARS)
                              -------------   -------------   -------------   -------------   --------------
Non-competition
  Agreements................   $15,358,570     $ 9,280,224     $15,223,274     $11,353,282          4.8
Consulting Agreements.......     1,063,771         923,702       1,163,771       1,148,593         10.0
                               -----------     -----------     -----------     -----------         ----
Total.......................   $16,422,341     $10,203,926     $16,387,045     $12,501,875          4.8
                               ===========     ===========     ===========     ===========         ====

     Amortization expense for the years ended June 30, 2001, 2002 and 2003 totaled $4,890,261, $2,631,213 and $3,201,025 respectively. The fiscal year 2003 amortization expense included the write-off of $782,242 related to noncompete agreements that the Company determined to no longer be of value, based upon a review of each individual's circumstances and the probability of effect on the Company's performance. Estimated amortization expense for the next five fiscal years is summarized as follows:

                FISCAL YEAR ENDING JUNE 30,
                ---------------------------
       2004.................................................   $1,602,523
       2005.................................................   $1,035,572
       2006.................................................   $  515,968
       2007.................................................   $  299,302
       2008.................................................   $  287,218

     The changes in the carrying amount of goodwill for the year ended June 30, 2003, are as follows:


Balance as of June 30, 2002.................................   $40,429,733
Goodwill acquired and final purchase price adjustments......       779,882
                                                               -----------
Balance as of June 30, 2003.................................   $41,209,615
                                                               -----------

     The following table reports pro forma information as if SFAS No. 142 had been adopted for the earliest period presented:

                                                                YEAR ENDED
                                                               JUNE 30, 2001
                                                               -------------
Reported net earnings.......................................    $ 3,892,841
Goodwill amortization, net of tax...........................      1,404,250
                                                                -----------
Adjusted net earnings.......................................    $ 5,297,091
Basic earnings per share....................................    $      0.42
Goodwill amortization, net of tax...........................           0.15
                                                                -----------
Adjusted basic earnings per share...........................    $      0.57
Diluted earnings per share..................................    $      0.42
Goodwill amortization, net of tax...........................           0.15
                                                                -----------
Adjusted diluted earnings per share.........................    $      0.57
                                                                ===========

5.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                                2002          2003
                                                             -----------   -----------
Revolving note, interest at LIBOR plus 2.75% as of 2002 and
  2003, respectively, payable monthly through June 2005.
  Collateralized by the assets of the Company..............  $57,952,885   $55,770,000
Term note, interest at LIBOR plus 2.75% as of 2002 and
  2003, respectively, payable monthly through June 2005.
  Collateralized by the assets of the Company..............   15,000,000    12,000,000
Note payable, interest at 6.6% payable annually through
  October 2003. Collateralized by certain assets of the
  Company..................................................    1,366,149       683,075
Individuals and corporations, mortgages and notes, interest
  at 3.75% to 10.0%, payable at various dates through
  2010.....................................................    6,752,665     5,180,189
                                                             -----------   -----------
                                                              81,071,699    73,633,264
Original issue discount....................................      (93,532)      (75,059)
Current maturities.........................................   (6,319,077)   (5,916,423)
                                                             -----------   -----------
Total long-term debt.......................................  $74,659,090   $67,641,782
                                                             ===========   ===========

     The prime rate was 4.75% and 4.00% at June 30, 2002 and 2003, respectively. The LIBOR rate was 1.84% and 1.10% at June 30, 2002 and 2003, respectively.

     On June 30, 2003, the Company entered into a third amendment to the second amended and restated credit agreement. This agreement decreased the maximum revolving note borrowings to $68.5 million from the previous maximum of $75.0 million. Certain covenants were also changed. The maturity of the credit agreement remained unchanged.

     On October 28, 2002, the Company entered into a second amendment to second amended and restated credit agreement, making changes to required covenants.

     On June 28, 2002, the Company entered into a second amended and restated credit agreement with Bank One, as agent. This agreement decreased the maximum revolving note borrowings to $75.0 million, from the previous maximum borrowings level of $100.0 million, and extended the maturity of the revolving note to June 28, 2005. The agreement permits the Company, on an annual basis, to request that the maturity be extended one year. No significant changes were made to pricing and the covenant requirements when compared to the original agreement.

     The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 3.75% as of June 30, 2003. As of June 30, 2003, availability under the revolving loan was approximately $9.0 million, with outstanding borrowings of approximately $55.8 million and outstanding letters of credit of approximately $2.7 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of June 30, 2003, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months. (See Note 12)

     The schedule of maturities as amended for the credit agreement for the next five years and thereafter is as follows as of June 30, 2003:

FISCAL YEAR ENDING JUNE 30,
---------------------------
       2004.................................................     5,916,423
       2005.................................................    65,916,662
       2006.................................................       760,603
       2007.................................................       546,548
       2008.................................................       189,580
       Thereafter...........................................       228,389
                                                               -----------
       Total................................................   $73,558,205
                                                               ===========

6.  PENSION PLANS:

     The Company sponsors a defined contribution pension plan ("401-k") for employees. All employees are eligible to participate in the 401-k plan after meeting the age and service requirements. Cash contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $892,849, $1,049,497 and $1,041,352 respectively, in fiscal years 2001, 2002 and 2003.

     For fiscal years 2001 and 2002, the Company also maintained a profit sharing plan for its employees. Profit sharing payments were based on a discretionary amount determined annually by the Board of Directors and were paid as additional cash contributions to the pension plan. In 2001 and 2002, the amount of additional cash contributions distributed to the employees' pension plan amounted to $142,604 and $54,000 respectively.

     In fiscal year 2003, the Company changed its contribution to the 401-k plan, eliminating the discretionary profit sharing payment. Under the revised plan, the Company contributed 3% of compensation and matched 50% of voluntary contributions by the participants, up to 4%.

     Certain management employees are provided supplemental retirement benefits. The cost of these contracts is being accrued over the period of active employment of the covered employees. The costs of the supplemental retirement benefits plans charged to expense were $44,304, $7,085 and $3,782 respectively, in fiscal years 2001, 2002 and 2003.

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

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2001         2002         2003
                                                   ----------   ----------   ----------
Net earnings available for common stock..........  $3,892,841   $4,220,834   $  236,370
                                                   ==========   ==========   ==========
Basic earnings per common share:
Weighted average common shares...................   9,347,584    9,347,584    9,350,068
                                                   ==========   ==========   ==========
Basic earnings per common share..................  $     0.42   $     0.45   $     0.03
                                                   ==========   ==========   ==========
Diluted earnings per common share:
Weighted average common shares...................   9,347,584    9,347,584    9,350,068
Shares issuable from assumed conversion of common
  stock equivalents..............................      20,812       50,930       42,817
                                                   ----------   ----------   ----------
Weighted average common and common equivalent
  shares.........................................   9,368,396    9,398,514    9,392,885
                                                   ==========   ==========   ==========
Diluted earnings per common share................  $     0.42   $     0.45   $     0.03
                                                   ==========   ==========   ==========

     Options to purchase 221,375, 154,500 and 481,750 shares of common stock were outstanding during fiscal years 2001, 2002 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

8.  LEASE OBLIGATIONS:

     The Company leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through the year 2010, with options to renew for periods of three to five years. Lease expenses charged to operations were $4,047,918, $4,722,281 and $4,895,868 respectively, in fiscal years 2001, 2002 and 2003.

     Minimum future rental payments under noncancelable operating leases for each of the next five years are as follows:

FISCAL YEAR ENDING JUNE 30,                       REAL ESTATE   EQUIPMENT      TOTAL
---------------------------                       -----------   ---------   -----------
       2004.....................................    3,163,311     42,200      3,205,511
       2005.....................................    3,054,067     34,150      3,088,217
       2006.....................................    2,732,883     26,100      2,758,983
       2007.....................................    2,499,384     26,100      2,525,484
       2008.....................................    2,394,443         --      2,394,443
                                                  -----------   --------    -----------
       Totals...................................  $13,844,088   $128,550    $13,972,638
                                                  ===========   ========    ===========

9.  RELATED PARTY TRANSACTIONS:

     The Company leases buildings and equipment, rents cylinders and has sales and purchase transactions with related parties, including the sole shareholder prior to the Company's initial public offering and corporations owned by such sole shareholder and officers of the Company. These transactions and balances for the year ended June 30 are summarized as follows:

                                                      2001         2002         2003
                                                   ----------   ----------   ----------
Transactions--
  Lease of buildings and equipment...............  $2,261,257   $2,259,800   $2,254,345
  Rental of aircraft.............................      85,884       85,884      338,599

     The Company has entered into a master lease agreement for virtually all of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,915,944 with renewal options. The master lease agreement has been accounted for as an operating lease in the accompanying consolidated financial statements. In April 2003, the Company terminated its lease for use of an aircraft by buying out the remainder of the lease for $267,029. The Company believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties.

     Pursuant to a Consulting Agreement, the Company retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, CEO, Vice Chairman and director of the Company, to provide consulting services, including appraisal valuation services used in connection with the adoption of SFAS No. 142. The Company pays Mr. Indelicato a monthly retainer fee of $7,000, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE during fiscal year 2001, 2002 and 2003 totaled $226,270, $168,982 and $155,327 respectively. This agreement has a one year term and was renewed July 1, 2003.

10.  STOCK OPTIONS:

     The Company adopted a stock option plan during fiscal year 1997 (the 1997
Plan). A total of 650,000 shares are authorized and have been reserved for issuance under the 1997 Plan. These options are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1997 Plan is administered by the Nominating and Compensation Committee of the Board of Directors who determines, among other things, those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. All options granted under the Plan have a ten year expiration and vest three years after the grant date.

     The following summarizes the activity under the 1997 Plan:

                                                                                WEIGHTED AVERAGE
                                     NUMBER OF SHARES   RANGE OF OPTION PRICE    EXERCISE PRICE
                                     ----------------   ---------------------   ----------------
Outstanding, June 30, 2000.........      285,250          $3.125 - $10.750           $6.45
Granted............................       64,000               $3.750                 3.75
Exercised..........................           --                 --                     --
Cancelled..........................        1,375          $5.550 - $10.750            7.49
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2001.........      347,875          $3.125 - $10.750           $5.26
Granted............................       40,000           $5.550 - $6.850            6.69
Exercised..........................           --                 --                     --
Cancelled..........................       36,375           $3.125 - $8.000            4.40
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2002.........      351,500          $3.125 - $10.750           $6.19
Granted............................      140,000           $5.700 - $8.000            7.20
Exercised..........................        9,250               $3.125                 3.13
Cancelled..........................          500               $10.750               10.75
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2003.........      481,750          $3.125 - $10.750           $6.54

                                                                            EXERCISE PRICE
OPTIONS EXERCISABLE AT:                                 NUMBER OF SHARES   WEIGHTED AVERAGE
-----------------------                                 ----------------   ----------------
June 30, 2001.........................................      157,500             $8.03
June 30, 2002.........................................      211,700             $7.38
June 30, 2003.........................................      244,700             $6.79

     The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2003:

            STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
-------------------------------------------------   --------------------------
                    NUMBER       WEIGHTED AVERAGE      WEIGHTED
                  OUTSTANDING       REMAINING           AVERAGE
EXERCISE PRICE   AS OF 6/30/03   CONTRACTUAL LIFE   EXERCISE PRICE     SHARES
--------------   -------------   ----------------   ---------------   --------
    $3.125           33,500            6.5              $3.125         33,500
     3.750           57,050            7.5                  --             --
     5.550            5,000            8.3                  --             --
     5.625           57,200            5.5               5.625         57,200
     5.700            8,000            9.6                  --             --
     6.200           50,000            9.3                  --             --
     6.500            2,000            9.1                  --             --
     6.850           35,000            8.5                  --             --
     8.000          233,000            5.9               8.000        153,000
    10.750            1,000            4.3              10.750          1,000
    ------          -------            ---              ------        -------
    $6.541          481,750            6.7              $6.789        244,700

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

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                             2001      2002      2003
                                                            -------   -------   -------
Risk-Free Interest Rate...................................     5.50%      4.9%      3.1%
Expected Lives............................................  7 years   7 years   7 years
Expected Dividend Yield...................................     0.00%     0.00%     0.00%
Expected Volatility.......................................    25.63%    30.90%    23.72%

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

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                    2001
                                                              -----------------
                                                                AMOUNT     RATE
                                                              ----------   ----
Federal statutory rate......................................  $2,363,511   34.0%
State taxes, net of federal benefit.........................     417,090    6.0%
Nondeductible goodwill......................................     272,979    3.9%
Other.......................................................       5,081    0.1%
                                                              ----------   ----
Provision for income taxes..................................  $3,058,661   44.0%
                                                              ==========   ====

                                                                    2002
                                                              -----------------
                                                                AMOUNT     RATE
                                                              ----------   ----
Federal statutory rate......................................  $2,453,134   34.0%
State taxes, net of federal benefit.........................     432,906    6.0%
Nondeductible goodwill......................................          --     --
Other.......................................................     108,227    1.5%
                                                              ----------   ----
Provision for income taxes..................................  $2,994,267   41.5%
                                                              ==========   ====

                                                                   2003
                                                              ---------------
                                                               AMOUNT    RATE
                                                              --------   ----
Federal statutory rate......................................  $131,747   34.0%
State taxes, net of federal benefit.........................    17,437    4.5%
Nondeductible goodwill......................................        --     --
Other.......................................................     1,937    0.5%
                                                              --------   ----
Provision for income taxes..................................  $151,121   39.0%
                                                              ========   ====

     The provision for income taxes as shown in the accompanying consolidated statement of operations, includes the following components for the year ended June 30:

                                                     2001         2002         2003
                                                  ----------   ----------   -----------
Current provision--
  Federal.......................................  $1,084,772   $  (58,527)  $(1,587,681)
  State.........................................     191,430      (12,915)     (233,482)
                                                  ----------   ----------   -----------
Total current provision(benefit)................  $1,276,202   $  (71,442)  $(1,821,163)
                                                  ==========   ==========   ===========
Deferred provision
  Federal provision.............................   1,515,090    2,605,853     1,663,381
  State provision...............................     267,369      459,856       308,903
                                                  ----------   ----------   -----------
Total deferred provision........................   1,782,459    3,065,709     1,972,284
                                                  ----------   ----------   -----------
Provision for income taxes......................  $3,058,661   $2,994,267   $   151,121
                                                  ==========   ==========   ===========

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 2001, 2002 and 2003 were as follows:

                                                 2001           2002           2003
                                             ------------   ------------   ------------
Deferred tax assets........................  $  3,162,840   $  4,411,130   $  5,527,045
Deferred tax liabilities...................   (14,753,680)   (17,464,332)   (20,726,545)
                                             ------------   ------------   ------------
Net deferred tax liability.................  $(11,590,840)  $(13,053,202)  $(15,199,500)
                                             ============   ============   ============
Consisting of--
  Basis difference of property.............  $(14,998,570)  $(17,464,332)  $(20,726,545)
  Basis difference of inventory............       312,911        422,476        270,083
  Derivatives designated as cash flow
     hedges................................       562,154      1,422,908      1,926,706
  Financial reserves not currently
     deductible for tax purposes...........       285,866        699,341      2,040,661
  Amortization of intangibles..............     1,712,622      1,324,818        842,932
  Unearned revenue.........................       534,177        541,587        446,663
                                             ------------   ------------   ------------
                                             $(11,590,840)  $(13,053,202)  $(15,199,500)
                                             ============   ============   ============

12.  COMMITMENTS AND CONTINGENCIES

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

     During fiscal year 2003 the Company incurred charges of $0.5 million related to the severance payments for certain terminated employees as part of the Company's organization strengthening program. As of June 30, 2003 the Company had $0.2 million accrued for severance payments and anticipates that these payments will be completed during fiscal year 2004.

     The Company entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimated market value of such independent distributor. The Company could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, the Company believes that it will have adequate capital resources available to fund this acquisition and be in compliance with it debt covenant requirements at such time that the option is exercised.

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

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                    QUARTER ENDED
                                                  --------------------------------------------------
                                                  SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30(1)
                                                  ------------   -----------   --------   ----------
                                                                    (IN THOUSANDS)
Fiscal 2003--
  Net sales.....................................    $33,453        $38,676     $45,819     $33,284
  Gross profit..................................     18,058         20,338      23,460      16,233
  Net earnings (loss)...........................        104          1,387       2,174      (3,429)
  Basic earnings (loss) per share...............       0.01           0.15        0.23       (0.36)
  Diluted earnings (loss) per share.............       0.01           0.15        0.23       (0.36)
Fiscal 2002--
  Net sales.....................................    $33,696        $34,930     $41,142     $34,755
  Gross profit..................................     18,216         18,830      21,592      17,979
  Net earnings..................................      1,089            551       2,336         245
  Basic earnings per share......................       0.12           0.06        0.24        0.03
  Diluted earnings per share....................       0.12           0.06        0.24        0.03

---------------

(1) Includes the effect of charges associated with the Company's repositioning initiatives of $4.0 million of which $1.4 million was associated with disposal of slow-moving inventory, $1.5 million related to severance, benefit and lease expense and the remaining $1.1 million related to the write-off of non-compete agreements and accelerated depreciation for certain assets.

                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------


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

10.11    1997 Stock Option Plan as amended (d)+

10.18 Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (c)

10.19 Agreement dated July 1, 2001 between the Company and William A. Indelicato providing for certain Consulting payments (d)+

10.20 Lease Agreement dated as of April 1, 2000 between the Company and Real Equip-Lease, LLC (d)

10.22 Amendment dated June 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (f)

10.23 Agreement dated July 1, 2002 between the Company and William A. Indelicato providing for certain Consulting payments (f)+

10.24 Agreement dated February 11, 2002 between the Company and August E. Maier providing for certain Consulting payments (f)+

10.25 Agreement dated June 30, 2002 between the Company and John R. Bushwack relating to assignment of life insurance policy (f)+

10.26 Agreement dated June 30, 2002 between the Company and Robert D. Scherich relating to assignment of life insurance policy (f)+

10.27 Lease Agreement dated as of November 5, 1997 between the Company and EquipLease Corp (f)

10.28 Lease Agreement dated as of September 24, 2001 between the Company and GEW Realty LLC (f)

10.29 Amendment dated October 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (g)

10.30 Agreement dated October 15, 2002 between the Company and Michael L. Tyler (g)+

10.31 Agreement dated November 22, 2002 between the Company and John R. Bushwack (h)+

10.32 Lease Agreement dated as of May 1, 2003 between the Company and EquipLease Corp (filed herewith)

10.33 Amendment dated May 13, 2003 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (filed herewith)

10.34 Amendment dated June 30, 2003 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (filed herewith)

10.35 Agreement dated June 1, 2003 between the Company and Michael L. Tyler (filed herewith)+

10.36 Agreement dated June 1, 2003 between the Company and Gerald W. Zehala (filed herewith)+

10.37 Agreement dated June 1, 2003 between the Company and James P. Hart (filed herewith)+

10.38 Agreement dated July 1, 2003 between the Company and William A. Indelicato providing for certain Consulting payments (filed herewith)+

21.1     Subsidiaries of Registrant (a)

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1     Risk Factors (filed herewith)

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

(b) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 28, 1999.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2000.

(d) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 28, 2001.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2002.

(f) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 27, 2002.

(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed February 13, 2003.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.