Form 10-Q
period 2003-09-30
VALLEY NATIONAL GASES INC
filed 2003-11-14
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

             Yes   X                         No
                 -----                           -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

             Yes                             No     X
                 -----                           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at November 10, 2003
             -----                     --------------------------------

     Common stock, $0.001 par value                9,356,834


================================================================================

                       VALLEY NATIONAL GASES INCORPORATED


                                TABLE OF CONTENTS
                                -----------------


                                                                                        Page

PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2003 and
                  September 30, 2003 (unaudited)                                          3

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2002 and 2003 (unaudited)                    5

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2002 and 2003 (unaudited)                    6

                  Notes to Condensed Consolidated Financial Statements                    7

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    14

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk             19

     ITEM 4       Controls and Procedures                                                19

PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                       20

     SIGNATURES                                                                          21

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              A S S E T S
                              -----------
                                                              June 30,         September 30,
                                                               2003 *               2003
                                                           -------------       -------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $   1,782,713       $   1,645,005
  Accounts receivable, net of allowance for
    doubtful accounts of $814,846 and
    $708,508, respectively                                    15,372,616          14,408,676
  Inventory                                                   10,013,709           9,648,923
  Prepaids and other                                             859,208             826,758
  Deferred tax assets                                          3,458,887           3,411,734
  Refundable taxes                                             1,587,681           1,580,899
                                                           -------------       -------------

                  Total current assets                        33,074,814          31,521,995
                                                           -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                          55,000              55,000
    Buildings and improvements                                 6,217,806           6,354,319
    Equipment                                                 87,045,075          87,760,083
    Transportation equipment                                  14,306,183          14,714,584
    Furniture and fixtures                                     7,414,897           7,514,841
                                                           -------------       -------------

                  Total property, plant and equipment        115,038,961         116,398,827

    Accumulated depreciation                                 (45,380,867)        (46,702,064)
                                                           -------------       -------------

                  Net property, plant and equipment           69,658,094          69,696,763
                                                           -------------       -------------

OTHER ASSETS:
    Non-compete agreements, consulting
       agreements and customer lists,
       net of accumulated amortization of $12,501,875
       and $7,604,648, respectively                            3,885,170           3,753,414
    Goodwill                                                  41,209,615          40,870,615
    Deposits and other assets                                  3,455,299           3,249,004
                                                           -------------       -------------

                  Total other assets                          48,550,084          47,873,033
                                                           -------------       -------------

TOTAL ASSETS                                               $ 151,282,992       $ 149,091,791
                                                           =============       =============



* Amounts have been derived from audited financial statements.





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------                    June 30,         September 30,
                                                                           2003 *               2003
                                                                       -------------       -------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $   5,916,423       $   5,481,665
  Accounts payable                                                         7,460,442           6,231,351
  Accrued compensation and employee benefits                               3,541,493           3,548,827
  Interest rate derivatives                                                2,527,280           2,427,441
  Other current liabilities                                                2,927,010           2,758,360
                                                                       -------------       -------------

                  Total current liabilities                               22,372,648          20,447,644

LONG-TERM DEBT, less current maturities                                   67,641,782          66,970,498
DEFERRED TAX LIABILITIES                                                  20,726,545          20,726,545
OTHER LONG-TERM LIABILITIES                                                1,797,102           1,816,085
INTEREST RATE DERIVATIVES                                                  2,601,710           1,930,073
                                                                       -------------       -------------

                  Total liabilities                                      115,139,787         111,890,845
                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share--
    Authorized, 5,000,000 shares, none Issued or
       Outstanding                                                                 -                   -
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;
      Issued, 9,620,084 shares, Outstanding, 9,347,584 shares and
       9,356,834 shares, respectively                                          9,620               9,620
    Paid-in-capital                                                       19,221,378          19,221,378
    Retained earnings                                                     21,988,827          22,602,510
  Accumulated other comprehensive loss                                    (2,890,059)         (2,446,001)
  Treasury stock at cost, 263,250 shares                                  (2,186,561)         (2,186,561)
                                                                       -------------       -------------

                  Total stockholders' equity                              36,143,205          37,200,946
                                                                       -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 151,282,992       $ 149,091,791
                                                                       =============       =============



* Amounts have been derived from audited financial statements.



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

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002             2003
                                                   -----------      -----------

NET SALES                                          $33,452,736      $32,434,532
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                15,394,603       14,678,461
                                                   -----------      -----------
                  Gross profit                      18,058,133       17,756,071
                                                   -----------      -----------

EXPENSES:
    Operating and administrative                    13,903,532       13,501,971
    Depreciation                                     1,260,600        1,377,974
    Amortization of intangibles                        701,054          470,756
                                                   -----------      -----------
                  Total expenses                    15,865,186       15,350,701
                                                   -----------      -----------
                  Income from operations             2,192,947        2,405,370
                                                   -----------      -----------

INTEREST EXPENSE                                     2,097,034        1,481,531
OTHER INCOME, NET                                       82,548           82,201
                                                   -----------      -----------
EARNINGS BEFORE INCOME TAXES                           178,461        1,006,040

PROVISION FOR INCOME TAXES                              74,061          392,356
                                                   -----------      -----------
NET EARNINGS                                       $   104,400      $   613,684
                                                   ===========      ===========

BASIC EARNINGS PER SHARE                           $      0.01      $      0.07
DILUTED EARNINGS PER SHARE                         $      0.01      $      0.07
WEIGHTED AVERAGE SHARES:
    Basic                                            9,347,584        9,356,834
    Diluted                                          9,403,829        9,387,864




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

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                     --------------------------------
                                                         2002               2003
                                                     ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $  3,036,700       $  1,930,271
                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                       49,257              7,550
    Purchases of property and equipment                (2,035,817)        (1,051,567)
    Business acquisitions, net of cash acquired        (1,054,112)                 -
                                                     ------------       ------------

       Net cash used by investing activities           (3,040,672)        (1,044,017)
                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                           13,232,446         10,400,000
    Principal payments on loans                       (13,406,353)       (11,423,962)
                                                     ------------       ------------

       Net cash used by financing activities             (173,907)        (1,023,962)
                                                     ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (177,879)          (137,708)

CASH AND CASH EQUIVALENTS, beginning of period          1,216,668          1,782,713
                                                     ------------       ------------

CASH AND CASH EQUIVALENTS, end of period             $  1,038,789       $  1,645,005
                                                     ============       ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED
                       ----------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

1. BASIS OF PRESENTATION:
   ---------------------

   The condensed consolidated financial statements of Valley National Gases Incorporated (the Company) presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited consolidated financial statements for the period ending June 30, 2003.

2. ORGANIZATION
   ------------

    Valley National Gases Incorporated, a Pennsylvania corporation (the Company), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. The Company's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of the Company's 65 distribution or retail locations. In addition, the Company distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Since the Company was founded, it has completed 70 acquisitions of smaller independent local companies. The Company, through its consolidated subsidiary has been in operation since 1958 and currently operates in 11 states.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

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


The components of inventory are as follows:

                         June 30,       September 30,
                           2003             2003
                      --------------   --------------
                                         (Unaudited)

      Hard goods      $    7,454,660   $    6,997,027
      Gases                2,559,049        2,651,896
                      --------------   --------------
                      $   10,013,709   $    9,648,923
                      ==============   ==============


ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these provisions, stock-based employee compensation cost is not reflected in net earnings for any year, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

    If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                              ----------------------------
                                                                                 2002             2003
                                                                                 -----            -----
       Net income
          As reported                                                         $  104,400        $ 613,684
          Deduct: Total stock-based employee
            compensation expense based on the fair
            value method for all awards, net of
            related tax effects                                                   14,256           21,713
                                                                              ----------        ---------
          Pro forma                                                               90,144          591,971
       Earnings per share assuming dilution
          As reported                                                         $     0.01        $    0.07
          Pro forma                                                           $     0.01        $    0.06

COMPREHENSIVE INCOME

    Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the fiscal years ending June 30:

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                    2002              2003
                                                                                    ----              ----
         Net earnings                                                            $  104,400       $  613,684
         Unrealized gains, (losses) on
           derivatives, net of tax                                                 (832,862)         444,058
                                                                                 ----------       ----------
         Comprehensive income (loss)                                             $ (728,462)      $1,057,742
                                                                                 ==========       ==========

NEW ACCOUNTING STANDARDS

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties, which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective

January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of September 30, 2003, the Company has guarantees as defined in FIN 45 in the form of standby letters of credit guaranteeing payments under the Company's obligations for certain non-compete agreements and seller notes associated with acquisitions. The outstanding letters of credit as of September 30, 2003 total $2.5 million and approximate the total liabilities that they are associated with. The outstanding amounts of these letters of credit decrement monthly through 2007. The Company has adopted the provisions of FIN 45 as of January 1, 2003.

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

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Under recent deferral issued, FIN 46 is effective in the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing FIN 46 and it's impact to the financial statements with regard to the put/call agreement discussed in Note 7.

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

    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company after May 31, 2003 and did not have a material impact on the Company's results of operations or financial condition at June 30, 2003. In November 2003, the FASB issued a deferral for an indefinite period with the exception of the disclosure provisions.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                      For the Three Months Ended
                                                              September 30,
                                                    ------------------------------
                                                        2002              2003
                                                        ----              ----
         Cash paid for certain items--
           Cash payments for interest                $ 1,382,486      $ 1,490,455
           Cash payments for income taxes                     --               --
         Non-cash investing activity--
            Purchases of property and equipment               --          451,163
         Non-cash financing activity--
            Issuance of seller notes                     855,000               --
            Issuance of non-compete agreements           300,000               --
            Adjustment of seller notes                        --          (82,080)


4. INTANGIBLE ASSETS:
   ------------------

    On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which the Company has assigned definite lives equal to the terms of the agreements. As of September 30, 2003, the Company's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                                                                                                          Weighted
                                                                                Balance at                 Average
                                Original              Accumulated              September 30,        Amortization Period
                                  Cost               Amortization                   2003                   (years)
                            -----------------     --------------------    ---------------------    -----------------------
Non-competition
   Agreements                    $10,811,650               $7,386,021              $ 3,425,629              5.2
Consulting
   Agreements                        207,412                  196,027                   11,385              10.0
Customer Lists                       339,000                   22,600                  316,400              15.0
                            -----------------     --------------------    ---------------------
                                 $11,358,062               $7,604,648               $3,753,414
                            =================     ====================    =====================


   Amortization expense for the three months ended September 30, 2003 totaled $470,756. Estimated amortization expense for the remainder of fiscal 2004 and the next five fiscal years is summarized as follows:

                            Fiscal year Ending
                                 June 30,
                      -----------------------------

                             Remainder of 2004                  $ 1,171,124
                                    2005                        $ 1,061,743
                                    2006                        $   535,588
                                    2007                        $   321,902
                                    2008                        $   309,818
                                    2009                        $   117,437




   The changes in the carrying amount of goodwill for the three months ended September 30, 2003, are as follows:


           Balance as of June 30, 2003                                         $  41,209,615
           Final purchase price adjustments to
             acquired goodwill                                                      (339,000)
                                                                               ----------------
           Balance as of September 30, 2003                                    $  40,870,615
                                                                               ----------------


5. LONG-TERM DEBT:
   ---------------

   Long-term debt consists of the following:

                                                                                       June 30,             September 30,
                                                                                         2003                   2003
                                                                                 -------------------     ---------------------
                                                                                                             (Unaudited)
Revolving note, interest at LIBOR plus 2.75%
    payable monthly through June 2005.
    Collateralized by the assets of the Company.                                      $55,770,000             $56,213,000
Termnote, interest at LIBOR plus 2.75% payable
    monthly through June 2005. Collateralized by
    the assets of the Company.                                                         12,000,000              11,250,000
Note payable, interest at 6.6% payable annually
    through October 2003. Collateralized by certain
    assets of the Company.                                                                683,075                 683,075
Individuals and corporations, mortgages and
    notes, interest at 3.75% to 10.00%,
    payable at various dates through 2010.                                              5,180,189               4,376,769
                                                                                 -------------------     ---------------------
                                                                                       73,633,264              72,522,844

                  Original issue discount                                                 (75,059)                (70,681)
                  Current maturities                                                   (5,916,423)             (5,481,665)
                                                                                 -------------------     ---------------------

Total long-term debt                                                                  $67,641,782             $66,970,498
                                                                                 ===================     =====================

    The prime rate was 4.00% and LIBOR was 1.12% at September 30, 2003.

    On October 23, 2003, the Company entered into a fourth amendment to its credit agreement to finalize prior non-recurring charges and their treatment for covenant calculations. The Company was in compliance with the covenants under its credit facility for the periods June 30 2003 and September 30, 2003.

    The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 3.78% as of September 30, 2003. As of September 30, 2003, availability under the revolving loan was approximately $8.8 million, with outstanding borrowings of approximately $56.2 million and outstanding letters of credit of approximately $2.5 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

    The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of September 30, 2003, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months. The Company believes that if and when the option is exercised it will have adequate capital resources available to fund the acquisition described in Note 7 and that it will continue to be in compliance with its debt covenant requirements.

6.  EARNINGS PER SHARE
    ------------------

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

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                           -------------------------------------------
                                                                                  2002                    2003
                                                                           -------------------     -------------------

     Net earnings available for common stock                                      $   104,400            $    613,684
                                                                           ===================     ===================

     Basic earnings per common share:

     Weighted average common shares                                                 9,347,584               9,356,834
                                                                           ===================     ===================

     Basic earnings per common share                                              $      0.01            $       0.07
                                                                           ===================     ===================

     Diluted earnings per common share:

     Weighted average common shares                                                 9,347,584               9,356,834

     Shares issuable from assumed conversion of
       Common stock equivalents                                                        56,245                  30,850
                                                                           -------------------     -------------------

     Weighted average common and common
       equivalent shares                                                            9,403,829               9,387,684
                                                                           ===================     ===================
     Diluted earnings per common share                                            $      0.01            $       0.07
                                                                           ===================     ===================

    Options to purchase 391,200 and 189,500 shares of common stock were outstanding during the quarter ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

7. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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

    The Company entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. The Company could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, the Company believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements.

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

    The Company has determined that its business has one reportable segment in the industrial gas and welding supply industry. Although the Company participates in both of these markets, the financial information provided to the chief operating decision maker for making critical decisions or allocate resources does not constitute segment reporting.

    The Company's current business strategy is to grow earnings through cost leveraging its operations, and grow sales through the selective acquisition of other independent distributors; and, to a lesser degree, through internally generated growth. The Company believes that the proper implementation of certain key operating procedures and staffing based upon "best practices" standards will facilitate the reduction of total operating expenses and higher product margins. Since the Company was founded, it has completed 70 acquisitions. Since July 1, 2002, the Company has acquired one independent distributor, adding approximately $2 million in annualized sales. The Company believes that the current activity regarding the sale and purchase of independent distributors has been slow, relative to historical levels. However, management believes that, over the long term, there will continue to be attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. The Company expects that acquisitions will be financed primarily with internally generated funds, and to a much lesser extent, borrowings under the Company's credit facility and seller financing. While highly focused on cost leveraging, management believes that the Company's competitive strengths will allow it to increase sales.
RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements included in response to Part 1, Item 1 of this report.

  Net sales decreased 3.0%, or $1.0 million, to $32.4 million for the three months ended September 30, 2003 from $33.4 million for the three months ended September 30, 2002. Acquisitions made since the prior year quarter contributed $0.1 million of increase in net sales for the three months ended September 30, 2003, while same store sales decreased $1.1 million or 3.4% for such three month period. Propane sales increased $1.1 million on a same store basis, reflecting $0.6 million in price inflation and $0.5 million increase due to increase in the volume of propane sold. Same store bulk propane gallons sold were up 15.1% for the quarter reflecting increased demand and the growth in the Company's customer base. Hard good sales decreased $1.8 million from the prior year quarter on a same store basis, reflecting the effect of the softness in the economy during the quarter. Gases and cylinder revenue represented 61.5% of net sales for the three months ended September 30, 2003, with hard goods representing 38.5%. In comparison, gases and cylinder revenue represented 57.4% of net sales for the three months ended September 30, 2002, with hard goods representing 42.6%.

   Gross profit, which excludes depreciation and amortization, decreased 1.7%, or $0.3 million, to $17.8 million, for the three months ended September 30, 2003 compared to $18.1 for the three months ended September 30, 2002. Acquisitions made since the prior year quarter contributed $0.1 million of increase in gross profit while same store gross profit decreased $0.4 million. Gross profit as a percentage of net sales was 54.7% for the three months ended September 30, 2003, compared to 54.0% for the three months ended September 30, 2002, reflecting, primarily, the change in sales mix.

   Operating and administrative expenses decreased 2.9%, or $0.4 million, to $13.5 million for the three months ended September 30, 2003. Included in operating expense was an insurance recovery for legal expenses incurred in prior periods of $0.1 million. Operating and administrative expenses as a percentage of sales were 41.6% for the three months ended September 30, 2003 and 2002.

   Depreciation and amortization expense decreased $0.1 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, of $2.0 million primarily as a result of certain intangibles becoming fully amortized.

   Interest expense decreased $0.6 million to $1.5 million for the three months ended September 30, 2003 compared to $2.1 million for the three months ended September 30, 2002. Reflected in interest expense was a decrease of $31,379 for the three months ended September 30, 2003 and an increase of $350,161 for the three months ended September 30, 2002 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

   The Company's effective tax rate for the three months ended September 30, 2003 was 39.0%, compared to 41.5% for the three months ended September 30, 2002. This change was primarily the result of changes in estimates for federal and state accrued taxes.

   Net earnings increased to $0.6 million for the three months ended September 30, 2003 compared to $0.1 million for the prior year quarter.



LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

    At September 30, 2003, the Company had working capital of approximately $11.1 million, compared to $12.5 million as of September 30, 2002, reflecting primarily the reduction in inventory levels. Funds provided by operations for the three months ended September 30, 2003 were approximately $1.9 million, compared to $3.0 million for the three months ended September 30, 2002. Funds used for investing activities were approximately $1.0 million for the three months ended September 30, 2003, consisting primarily of capital spending, compared to $3.0 million for the three months ended September 30, 2003. Funds used for financing activities for the three months ended September 30, 2003 were approximately $1.0 million from net payments of debt, compared to $0.2 million for the three months ended September 30, 2002. The Company's cash balance decreased $0.1 million during the three months ended September 30, 2003 to $1.6 million.

    On October 23, 2003, the Company entered into a fourth amendment to its credit agreement to finalize prior non-recurring charges and their treatment for covenant calculations. The Company was in compliance with the covenants under its credit facility for the periods June 30, 2003 and September 30, 2003.

    The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.78% as of September 30, 2003. As of September 30, 2003, availability under the revolving loan was approximately $8.8 million, with outstanding borrowings of approximately $56.2 million and outstanding letters of credit of approximately $2.5 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

    The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of September 30, 2003, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of September 30, 2003 was $4.4 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under the Company's credit facility.

    The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

    Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the variable/ fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of September 30, 2003, the Company had $55.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.1%.

    The Company entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. The Company could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, the Company believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements.

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

CRITICAL ACCOUNTING POLICIES

    The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2003 Annual Report on Form 10-K filed on September 29, 2003. There have been no significant changes in these policies or the application thereof during the first quarter of 2004.

NEW ACCOUNTING STANDARDS

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN 45"). This interpretation changes the accounting recognition and disclosure requirements for certain guarantees issued on behalf of other parties, which represent either a contingent or a non-contingent obligation for the guarantor to make payments or to perform specified activities. Effective January 1, 2003, FIN 45 mandates the separate fair value recognition of guarantees entered into on or after that date. As of September 30, 2003, the Company has guarantees as defined in FIN 45 in the form of standby letters of credit guaranteeing payments under the Company's obligations for certain non-compete agreements and seller notes associated with acquisitions. The outstanding letters of credit as of September 30, 2003 total $2.5 million and approximate the total liabilities that they are associated with. The outstanding amounts of these letters of credit decrement monthly through 2007. The Company has adopted the provisions of FIN 45 as of January 1, 2003.

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

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. Under recent deferral issued, FIN 46 is effective in the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing FIN 46 and it's impact to the financial statements with regard to the put/call agreement discussed in Note 7.

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

    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for the Company after May 31, 2003 and did not have a material impact on the Company's results of operations or financial condition at June 30, 2003. In November 2003, the FASB issued a deferral for an indefinite period with the exception of the disclosure provisions.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

    This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding the Company's ability to grow earnings, cost leverage its operations, reduce operating expenses, increase product margins, identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions and its ability to meet its covenant requirements under its credit facility . The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

    All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed will be achieved. Important risk factors that may affect the Company's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 to the Company's 10-K for the fiscal year ended June 30, 2003 and the Company's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into the Company's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, the Company's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving the Company's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting the Company's business, inflation and fluctuations in interest rates.

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

   No material change to the information set forth in the table below has occurred since June 30, 2003. There was no significant change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended September 30, 2003. As of September 30, 2003, the Company's average pay rate for these swaps was 6.1% compared to its average receive rate of 1.1%.

                                                                     Expected Maturity Date
                                                                   For periods ending June 30,
                             ------------------------------------------------------------------------- ----------------------------
                                                                                                         There     Total     Fair
                                 2004          2005           2006             2007         2008         After               Value
                             ------------------------------------------------------------------------------------------------------
                                                                            (In Thousands)
Liabilities
Long term debt
  Fixed rate                 $    2,916     $    1,147      $      761     $      547    $      190     $ 228    $ 5,789   $  5,360
  Average interest rate            3.79%          4.78%           6.31%          6.28%         4.65%     4.97%
  Variable rate              $    3,000     $   64,770              --             --            --       --     $67,770   $ 67,770
  Average interest rate            3.75%          3.75%             --             --            --       --

Interest rate swaps
  Variable to fixed          $   55,000     $   25,000              --             --            --       --               $ (5,129)
  Average pay rate                 5.99%          5.58%             --             --            --       --
  Average receive rate             1.20%          1.20%             --             --            --       --

Commitments
  Operating leases           $3,205,511     $3,088,217      $2,758,983     $2,525,484    $2,394,443


ITEM 4. CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our Chief Executive Officer, William A. Indelicato, and our Chief Financial Officer, Robert D. Scherich, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

   (b) Changes in Internal Controls

   During the fiscal quarter covered by this report, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under Securities Exchange Act) that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1 Fourth Amendment to Second Amended and Restated Credit Agreement dated October 23, 2003.


          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




          (b)  Reports on Form 8-K

               The Company filed a Form 8-K on July 24, 2003 reporting under
               Item 9 disclosing guidance for its expected earnings per share for the fiscal year ended June 30, 2003.

               The Company filed a Form 8-K on August 12, 2003 reporting under
               Item 7 and Item 12 the Company's financial results for the fiscal year ended June 30, 2003.

               The Company filed a Form 8-K on October 29, 2003 reporting under
               Item 7 and Item 12 the Company's financial results for the quarter ended September 30, 2003.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VALLEY NATIONAL GASES INCORPORATED



November 14, 2003                       /s/ Robert D. Scherich
                                        -----------------------------------
                                        Robert D. Scherich
                                        Chief Financial Officer