Form 10-Q
period 2003-12-31
VALLEY NATIONAL GASES INC
filed 2004-02-13
CIK 1030715

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

                      Yes  x                                     No
                          ---                                        ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                      Yes                                         No  X
                          ---                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at February 5, 2004
            -----                               -------------------------------
Common stock, $0.001 par value                             9,356,834


===============================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I            FINANCIAL INFORMATION

 ITEM 1   Condensed Consolidated Balance Sheets as of June 30, 2003
          and December 31, 2003 (unaudited)                                  3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended December 31, 2002 and 2003 (unaudited)          5

          Condensed Consolidated Statements of Operations for the Six
          Months Ended December 31, 2002 and 2003 (unaudited)                6

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended December 31, 2002 and 2003 (unaudited)                7

          Notes to Condensed Consolidated Financial Statements               8

 ITEM 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               14

 ITEM 3   Quantitative and Qualitative Disclosures About Market Risk        19

 ITEM 4   Controls and Procedures                                           20

PART II   OTHER INFORMATION

 ITEM 4   Submission of Matters to a Vote of Security Holders               21

 ITEM 6   Exhibits and Reports on Form 8-K                                  21

 SIGNATURES                                                                 22

PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                            A S S E T S                                        June 30,             December 31,
                                                                                2003 *                  2003
                                                                             -------------         -------------
                                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   1,782,713         $     722,254
  Accounts receivable, net of allowance for
    doubtful accounts of $814,846 and
    $781,033, respectively                                                      15,372,616            17,816,819
  Inventory                                                                     10,013,709            10,071,850
  Prepaids and other current assets                                                859,208               957,059
  Deferred tax assets                                                            3,458,887             2,830,067
  Refundable taxes                                                               1,587,681               400,764
                                                                             -------------         -------------

                  Total current assets                                          33,074,814            32,798,813
                                                                             -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                            55,000                55,000
    Buildings and improvements                                                   6,217,806             6,531,663
    Equipment                                                                   87,045,075            88,544,922
    Transportation equipment                                                    14,306,183            16,257,459
    Furniture and fixtures                                                       7,414,897             7,634,171
                                                                             -------------         -------------

                  Total property, plant and equipment                          115,038,961           119,023,215

    Accumulated depreciation                                                   (45,380,867)          (47,993,341)
                                                                             -------------         -------------

                  Net property, plant and equipment                             69,658,094            71,029,874
                                                                             -------------         -------------

OTHER ASSETS:
    Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $12,501,875 and $8,032,528, respectively
                                                                                 3,885,170             3,325,533
    Goodwill                                                                    41,209,615            40,870,615
    Deposits and other assets                                                    1,387,139             1,513,281
                                                                             -------------         -------------

                  Total other assets                                            46,481,924            45,709,429
                                                                             -------------         -------------

TOTAL ASSETS                                                                 $ 149,214,832         $ 149,538,116
                                                                             =============         =============

* Amounts have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND STOCKHOLDERS' EQUITY              June 30,            December 31,
                                                                         2003 *                 2003
                                                                     -------------         -------------
                                                                                            (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                               $   5,916,423         $   4,584,908
  Accounts payable                                                       7,460,442             7,489,695
  Accrued compensation and employee benefits                             3,541,493             3,435,817
  Interest rate derivatives                                              2,527,280             2,335,300
  Other current liabilities                                              2,927,010             3,302,613
                                                                     -------------         -------------

                  Total current liabilities                             22,372,648            21,148,333

LONG-TERM DEBT, less current maturities                                 67,641,782            66,114,988
DEFERRED TAX LIABILITIES                                                18,658,385            19,430,542
OTHER LONG-TERM LIABILITIES                                              1,797,102             1,860,743
INTEREST RATE DERIVATIVES                                                2,601,710             1,258,646
                                                                     -------------         -------------

                  Total liabilities                                    113,071,627           109,813,252
                                                                     -------------         -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share--
    Authorized, 5,000,000 shares, none Issued or Outstanding                   --                    --
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;
      Issued, 9,620,084 shares, Outstanding, 9,356,834 shares                9,620                 9,620
    Paid-in-capital                                                     19,221,378            19,221,378
    Retained earnings                                                   21,988,827            24,689,436
  Accumulated other comprehensive loss                                  (2,890,059)           (2,009,009)
  Treasury stock at cost, 263,250 shares                                (2,186,561)           (2,186,561)
                                                                     -------------         -------------

                  Total stockholders' equity                            36,143,205            39,724,864
                                                                     -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 149,214,832         $ 149,538,116
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

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                     ------------------------------
                                                        2002               2003
                                                     -----------        -----------
NET SALES                                            $38,675,656        $39,120,013
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                  18,337,408         18,314,303
                                                     -----------        -----------
                  Gross profit                        20,338,248         20,805,710
                                                     -----------        -----------

EXPENSES:
    Operating and administrative, including
       expenses incurred with related
       parties under lease and consulting
       agreements of $624,949 and $593,069,
       respectively                                   14,854,393         14,095,322
    Depreciation                                       1,310,700          1,461,286
  Amortization of intangibles                            587,721            427,881
                                                     -----------        -----------
                  Total expenses                      16,752,814         15,984,489
                                                     -----------        -----------
                  Income from operations               3,585,434          4,821,221
                                                     -----------        -----------

INTEREST EXPENSE                                       1,246,983          1,446,043
OTHER INCOME, NET                                         32,829             46,012
                                                     -----------        -----------
EARNINGS BEFORE INCOME TAXES                           2,371,280          3,421,190

PROVISION FOR INCOME TAXES                               984,082          1,334,264
                                                     -----------        -----------
NET EARNINGS                                         $ 1,387,198        $ 2,086,926
                                                     ===========        ===========

BASIC EARNINGS PER SHARE                             $      0.15        $      0.22
DILUTED EARNINGS PER SHARE                           $      0.15        $      0.22
WEIGHTED AVERAGE SHARES:
  Basic                                                9,347,584          9,356,834
  Diluted                                              9,391,942          9,402,328




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            December 31,
                                                                  ------------------------------
                                                                     2002               2003
                                                                  -----------        -----------
NET SALES                                                         $72,128,392        $71,554,545
COST OF PRODUCTS SOLD, excluding depreciation
    and amortization                                               33,732,011         32,992,764
                                                                  -----------        -----------
                  Gross profit                                     38,396,381         38,561,781
                                                                  -----------        -----------

EXPENSES:
    Operating and administrative, including expenses
       incurred with related parties under lease and
       consulting agreements of $1,323,057 and $1,195,770,
       respectively                                                28,757,925         27,597,293
    Depreciation                                                    2,571,300          2,839,260
  Amortization of intangibles                                       1,288,775            898,637
                                                                  -----------        -----------
                  Total expenses                                   32,618,000         31,335,190
                                                                  -----------        -----------
                  Income from operations                            5,778,381          7,226,591
                                                                  -----------        -----------

INTEREST EXPENSE                                                    3,344,017          2,927,574
OTHER INCOME, NET                                                     115,377            128,213
                                                                  -----------        -----------
EARNINGS BEFORE INCOME TAXES                                        2,549,741          4,427,230

PROVISION FOR INCOME TAXES                                          1,058,144          1,726,620
                                                                  -----------        -----------
NET EARNINGS                                                      $ 1,491,597        $ 2,700,610
                                                                  ===========        ===========

BASIC EARNINGS PER SHARE                                          $      0.16        $      0.29
DILUTED EARNINGS PER SHARE                                        $      0.16        $      0.29
WEIGHTED AVERAGE SHARES:
   Basic                                                            9,347,584          9,356,834
   Diluted                                                          9,397,973          9,394,222




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months Ended
                                                                  December 31,
                                                       ---------------------------------
                                                           2002                 2003
                                                       ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $  3,409,774         $  5,788,990
                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                         68,560               22,699
    Purchases of property and equipment                  (3,773,666)          (4,095,919)
    Business acquisitions, net of cash acquired          (1,054,112)                 --
                                                       ------------         ------------

     Net cash used in investing activities               (4,759,218)          (4,073,220)
                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                             27,542,686           23,899,315
    Principal payments on loans                         (26,980,944)         (26,675,544)
                                                       ------------         ------------

     Net cash provided by (used in) financing
     Activities                                             561,742           (2,776,229)
                                                       ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (787,702)          (1,060,459)

CASH AND CASH EQUIVALENTS, beginning of period            1,216,668            1,782,713
                                                       ------------         ------------

CASH AND CASH EQUIVALENTS, end of period               $    428,966         $    722,254
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

The components of inventory are as follows:

                              June 30,                   December 31,
                                2003                        2003
                            -----------                  -----------
                                                         (Unaudited)
Hard goods                  $ 7,454,660                  $ 7,463,630
Gases                         2,559,049                    2,608,220
                            -----------                  -----------
                            $10,013,709                  $10,071,850
                            ===========                  ===========


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

    If the Company had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                            Three Months Ended                     Six Months Ended
                                               December 31,                           December 31,
                                      -------------------------------         -------------------------------
                                         2002                 2003               2002                 2003
                                      -----------         -----------         -----------         -----------
Net income
   As reported                        $ 1,387,198         $ 2,086,926         $ 1,491,597         $ 2,700,610
   Deduct: Total stock-based
     employee compensation
     expense based on the fair
     value method for all
     awards, net of related
     tax effects                          (17,761)            (21,713)            (32,018)            (43,427)
                                      -----------         -----------         -----------         -----------
   Pro forma                            1,369,437           2,065,213           1,459,579           2,657,183
Earnings per share assuming
 Dilution
   As reported                        $      0.15         $      0.22         $      0.16         $      0.29
   Pro forma                          $      0.15         $      0.22         $      0.16         $      0.28


Comprehensive Income

    Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the six months ending December 31:

                                                     Six Months Ended
                                                       December 31,
                                             -------------------------------
                                                2002                2003
                                             -----------         -----------
        Net earnings                         $ 1,491,597         $ 2,700,610
        Unrealized gains, (losses) on
          derivatives, net of tax             (1,004,831)            881,050
                                             -----------         -----------
        Comprehensive income (loss)          $   486,766         $ 3,581,660
                                             ===========         ===========


New Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. In December 2003, the FASB issued a partial deferral of FIN46. Under the recent deferral, FIN 46 is effective in the third quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing FIN 46 and it's impact to the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 7.

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

Supplemental Cash Flow Information

                                                    For the Six Months Ended
                                                          December 31,
                                                 ------------------------------
                                                    2002                2003
                                                 -----------         ----------
   Cash paid for certain items--
     Cash payments for interest                  $ 3,357,056         $2,972,834
     Cash payments for income taxes                      --                 --
   Non-cash investing activity--
      Purchases of property and equipment                --             222,522
   Non-cash financing activity--
      Issuance of seller notes                       855,000                --
      Issuance of non-compete agreements             300,000                --
      Adjustment of seller notes                         --             (82,080)
                                                 -----------         ----------

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

4. INTANGIBLE ASSETS:

    On July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, the Company will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. The Company's intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which the Company has assigned definite lives equal to the terms of the agreements. As of June 30, 2003 and December 31, 2003, the Company's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                                                                                 Accumulated
                            Gross         Accumulated         Gross Amount       Amortization      Weighted
                           Amount        Amortization            as of              as of           Average
                           as of             as of            December 31,       December 31,     Amortization
                      June 30, 2003      June 30, 2003           2003                2003        Period (years)
                      -------------      -------------        -----------        -----------     --------------
Non-competition
   agreements          $15,223,274        $11,353,282        $10,811,650        $ 7,804,456           5.2
Consulting
   agreements            1,163,771          1,148,593            207,411            199,822          10.0
Customer Lists                 --                 --             339,000             28,250          15.0
                       -----------        -----------        -----------        -----------
Total                  $16,387,045        $12,501,875        $11,358,061        $ 8,032,528
                       ===========        ===========        ===========        ===========

   Amortization expense for the six months ended December 31, 2003 totaled $898,637. Estimated amortization expense for the remainder of fiscal 2004 as of December 31, 2003 and the next five fiscal years is summarized as follows:

               Fiscal year Ending June 30,
               ---------------------------

                    Remainder of 2004                   $   743,334
                           2005                         $ 1,061,743
                           2006                         $   538,568
                           2007                         $   321,902
                           2008                         $   309,818
                           2009                         $   117,437

   The changes in the carrying amount of goodwill for the six months ended December 31, 2003, are as follows:

           Balance as of June 30, 2003                     $  41,209,615
           Final purchase price adjustments to
             acquired goodwill                                  (339,000)
                                                           -------------
           Balance as of December 31, 2003                 $  40,870,615
                                                           -------------

5. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                             June 30,           December 31,
                                                               2003                 2003
                                                           ------------         ------------
                                                                                (Unaudited)
Revolving note, interest at LIBOR plus 2.75%
    payable monthly through June 2005
    Collateralized by the assets of the Company            $ 55,770,000         $ 56,418,000
Termnote, interest at LIBOR plus 2.75% payable
    monthly through June 2005. Collateralized by
    the assets of the Company                                12,000,000           10,500,000
Notepayable, interest at 6.6% payable annually
    through October 2003. Collateralized by certain
    assets of the Company                                       683,075                  --
Individuals and corporations, mortgages and notes,
    interest at 3.75% to 10.00%, payable at various
    dates through 2010                                        5,180,189            3,848,301
                                                           ------------         ------------
                                                             73,633,264           70,766,301

                  Original issue discount                       (75,059)             (66,405)
                  Current maturities                         (5,916,423)          (4,584,908)
                                                           ------------         ------------

Total long-term debt                                       $ 67,641,782         $ 66,114,988
                                                           ============         ============

    The prime rate was 4.00% and LIBOR was 1.14% at December 31, 2003.

    On October 23, 2003, the Company entered into a fourth amendment to its credit agreement to finalize prior non-recurring charges and their treatment for covenant calculations. The Company was in compliance with the covenants under its credit facility for the periods June 30, 2003 and December 31, 2003.

    The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 3.8% as of December 31, 2003. As of December 31, 2003, availability under the revolving loan was approximately $8.5 million, with outstanding borrowings of approximately $56.4 million and outstanding letters of credit of approximately $2.6 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

    The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of December 31, 2003, the Company is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months. The Company believes that if and when the option is exercised it will have adequate capital resources available to fund the acquisition described in Note 7 and that it will continue to be in compliance with its debt covenant requirements.

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

                                                    Three Months Ended                  Six Months Ended
                                                        December 31,                       December 31,
                                               ----------------------------        ----------------------------
                                                  2002              2003              2002              2003
                                               ----------        ----------        ----------        ----------
Net earnings available for common stock        $1,387,198        $2,086,926        $1,491,597        $2,700,610
                                               ==========        ==========        ==========        ==========

Basic earnings per common share:

Weighted average common shares                  9,347,584         9,356,834         9,347,584         9,356,834
                                               ==========        ==========        ==========        ==========

Basic earnings per common share                $     0.15        $     0.22        $     0.16        $     0.29
                                               ==========        ==========        ==========        ==========

Diluted earnings per common share:

Weighted average common shares                  9,347,584         9,356,834         9,347,584         9,356,834

Shares issuable from assumed
  conversion of common
  stock equivalents                                44,358            45,494            50,389            37,388
                                               ----------        ----------        ----------        ----------

Weighted average common and common
  equivalent shares                             9,391,942         9,402,328         9,397,973         9,394,222
                                               ==========        ==========        ==========        ==========
Diluted earnings per common share              $     0.15        $     0.22        $     0.16        $     0.29
                                               ==========        ==========        ==========        ==========


    Options to purchase 321,000 shares of common stock were outstanding during the quarter and six months ended December 31, 2003 and 241,500 and 191,500 for the quarter and six months ended December 31, 2002, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

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

    During fiscal year 2003, the Company incurred charges of $0.5 million related to the severance payments for certain terminated employees as part of the Company's organization strengthening program. As of June 30, 2003, the Company had $0.2 million accrued for severance payments. Substantially all of these payments have been made as of December 31, 2003.

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

    The Company leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to the Company's initial public offering and corporations owned by such sole shareholder and officers of the Company. These lease agreements have various maturity dates through April 2013. For the six months ended December 31, 2003 and 2002, the Company incurred expenses under these leases of $1,129,400 and $1,190,977, respectively. There have been no changes to these lease agreements since June 30, 2003.

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

    The Company has determined that its business has one reportable segment in the industrial gas and welding supply industry. Although the Company participates in both of these markets, the financial information provided to the chief operating decision maker for making critical decisions or allocating resources does not constitute segment reporting.

    The Company's current business strategy is to grow earnings through cost leveraging its operations, and grow sales through the selective acquisition of other independent distributors; and, to a lesser degree, through internally generated growth. The Company believes that the proper implementation of certain key operating procedures and staffing based upon "best practices" standards will facilitate the reduction of total operating expenses and higher product margins. Since the Company was founded, it has completed 70 acquisitions. Since July 1, 2002, the Company has acquired one independent distributor, adding approximately

$2 million in annualized sales. The Company believes that the current activity regarding the sale and purchase of independent distributors has been slow relative to historical levels. However, management believes that, over the long term, there will continue to be attractive acquisition candidates available to the Company as a result of the consolidation trend in the industry and that the Company will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. The Company expects that acquisitions will be financed primarily with internally generated funds, and to a much lesser extent, borrowings under the Company's credit facility and seller financing. While highly focused on cost leveraging, management believes that the Company's competitive strengths will allow it to increase sales.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2003 and 2002

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements included in response to Part 1, Item 1 of this report.

    Net sales increased 1.1%, or $0.4 million, to $39.1 million for the three months ended December 31, 2003 from $38.7 million for the three months ended December 31, 2002. Propane sales increased $1.2 million, reflecting $1.4 million in price inflation and $0.2 million decrease due to decrease in the volume of propane sold. The propane volume decline was primarily attributable to the effect of average temperatures in the Company's market area being approximately 8.1% higher in comparison to the prior year period, substantially offset by internal growth. Hard good sales decreased $1.0 million from the prior year quarter on a same store basis, reflecting the effect of the softness in the economy during the quarter. Gases and cylinder revenue represented 66.6% of net sales for the three months ended December 31, 2003, with hard goods representing 33.4%. In comparison, gases and cylinder revenue represented 63.6% of net sales for the three months ended December 31, 2002, with hard goods representing 36.4%.

    Gross profit, which excludes depreciation and amortization, increased 2.3%, or $0.5 million, to $20.8 million, for the three months ended December 31, 2003 compared to $20.3 for the three months ended December 31, 2002. Gross profit as a percentage of net sales was 53.2% for the three months ended December 31, 2003, compared to 52.6% for the three months ended December 31, 2002, reflecting increases for hard goods partially offset by a reduction in gross profit percentage for industrial gases and propane.

    Operating and administrative expenses decreased 5.1%, or $0.8 million, to $14.1 million for the three months ended December 31, 2003. This reduction reflected, primarily, the results of the Company's cost reduction initiatives. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. Operating and administrative expenses as a percentage of sales were 36.0% for the three months ended December 31, 2003 compared to 38.4% for the three months ended December 31, 2002.

    Depreciation and amortization expense of $1.9 million for the three months ended December 31, 2003 was consistent with December 31, 2002.

    Interest expense increased $0.2 million to $1.4 million for the three months ended December 31, 2003 compared to $1.2 million for the three months ended December 31, 2002. Reflected in interest expense were decreases of $35,248 and $388,757 for the three months ended December 31, 2003 and December 31, 2002 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133. The increase related to the changes in market value of the swap agreements was partially offset by the effect of the declining debt balances.

    The Company's effective tax rate for the three months ended December 31, 2003 was 39.0% and was consistent with the rate realized for the year ended June 30, 2003.

   Net earnings increased to $2.1 million for the three months ended December 31, 2003 compared to $1.4 million for the prior year quarter reflecting, primarily, the effect of increased gross profit and reduced expenses.

Comparison of Six Months Ended December 31, 2003 and 2002

   Net sales decreased 0.8%, or $0.6 million, to $71.5 million for the six months ended December 31, 2003 from $72.1 million for the six months ended December 31, 2002. Acquisitions made since the prior year quarter contributed $0.1 million of increase in net sales for the six months ended December 31, 2003, while same store sales decreased $0.7 million or 1.0% for such six month period. Propane sales increased $2.4 million on a same store basis compared to the prior year period, reflecting $2.0 million in price inflation and $0.4 million increase due to increase in the volume of propane sold. Same store bulk propane gallons sold were up 2.5% for the six months reflecting growth in the Company's customer base partially offset by reduced demand due to warmer average temperatures than experienced in the prior period. Hard good sales decreased $2.8 million from the prior year six months on a same store basis, reflecting the effect of the softness in the economy during the period and the Company's decision to reduce activity with selective low margin accounts. Gases and cylinder revenue represented 64.4% of net sales for the six months ended December 31, 2003, with hard goods representing 35.6%. In comparison, gases and cylinder revenue represented 60.7% of net sales for the six months ended December 31, 2002, with hard goods representing 39.3%.

   Gross profit, which excludes depreciation and amortization, increased 0.4%, or $0.2 million, to $38.6 million, for the six months ended December 31, 2003 compared to $38.4 for the six months ended December 31, 2002. Acquisitions made since the prior year quarter contributed $0.1 million of increase in gross profit while same store gross profit increased $0.1 million. Gross profit as a percentage of net sales was 53.9% for the six months ended December 31, 2003, compared to 53.2% for the six months ended December 31, 2002, reflecting, primarily, improvements in gross profits for hard goods.

    Operating and administrative expenses decreased 4.0%, or $1.2 million, to $27.6 million for the six months ended December 31, 2003. This reduction reflected, primarily, the results of the Company's cost reduction initiatives. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. Operating and administrative expenses as a percentage of sales were 38.6% for the six months ended December 31, 2003 and compared to 39.9% for the six months ended December 31, 2002.

    Depreciation and amortization expense decreased $0.1 million for the six months ended December 31, 2003, compared to the six months ended December 31, 2002, primarily as a result of certain intangibles becoming fully amortized.

    Interest expense decreased $0.4 million to $2.9 million for the six months ended December 31, 2003 compared to $3.3 million for the six months ended December 31, 2002, reflecting primarily the effect of reduced debt balances. Included in interest expense was a decrease of $66,628 and 38,596 for the six months ended December 31, 2003 and December 31, 2002 to record changes in the fair market value of the Company's interest rate swap agreements under SFAS No. 133.

    The Company's effective tax rate for the six months ended December 31, 2003 was 39.0% and was consistent with the rate realized for the year ended June 30, 2003.

    Net earnings increased to $2.7 million for the six months ended December 31, 2003 compared to $1.5 million for the prior year quarter reflecting, primarily, the effect of reduced operating and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

    At December 31, 2003, the Company had working capital of approximately $11.7 million, compared to $14.8 million as of December 31, 2002, reflecting primarily the reduction in inventory of $3.5 million. Funds provided by operations for the six months ended December 31, 2003 were approximately $5.8 million, compared to $3.4 million for the six months ended December 31, 2002. This increase of $2.4 million is primarily attributable to the $1.2 million increase of net earnings and receipt of an income tax refund of $1.2 million. Funds used for investing activities were approximately $4.1 million for the six months ended December 31, 2003, consisting primarily of capital spending, compared to $4.8 million for the six months ended December 31, 2002. The Company anticipates capital spending for fiscal year 2004 to be approximately $6.5 million. Funds used for financing activities for the six months ended December 31, 2003 were approximately $2.8 million from net payments of debt, compared to funds provided for financing activities of $0.6 million for the six months ended December 31, 2002. The Company's cash balance decreased $1.1 million during the six months ended December 31, 2003 to $0.7 million.

    On October 23, 2003, the Company entered into a fourth amendment to its credit agreement to finalize prior non-recurring charges and their treatment for covenant calculations. The Company was in compliance with the covenants under its credit facility for the periods June 30, 2003 and December 31, 2003.

    The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.8% as of December 31, 2003. As of December 31, 2003, availability under the revolving loan was approximately $8.5 million, with outstanding borrowings of approximately $56.4 million and outstanding letters of credit of approximately $2.6 million. The credit facility is secured by all of the Company's assets. The revolving loan is used primarily to fund acquisitions. The Company is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at the Company's discretion, plus an applicable spread.

    The loan agreement for the credit facility, as amended, contains various financial covenants applicable to the Company, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of December 31, 2003, the Company was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Company is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of December 31, 2003 was $3.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under the Company's credit facility.

    The Company enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

    Interest rate swap agreements are used to reduce interest rate risks and costs inherent in the Company's debt portfolio. The Company enters into these agreements to change the variable/ fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, the Company enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of December 31, 2003, the Company had $55.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.2%.

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

    The Company leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to the Company's initial public offering and corporations owned by such sole shareholder and officers of the Company. These lease agreements have various maturity dates through April 2013. For the six months ended December 31, 2003 and 2002, the Company incurred expenses under these leases of $1,129,400 and $1,190,977, respectively. There have been no changes to these lease agreements since June 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

    The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in the Company's 2003 Annual Report on Form 10-K filed on September 29, 2003. There have been no significant changes in these policies or the application thereof during the first six months of 2004.

New Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. In December 2003, the FASB issued a partial deferral of FIN 46. Under the recent deferral, FIN 46 is effective in the third quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 have been adopted in the current year. The Company is currently analyzing FIN 46 and it's impact to the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 7.

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

Forward Looking Statements and Risk Factors

    This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding the Company's ability to grow sales and earnings, cost leverage its operations, reduce operating expenses, increase product margins, identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility and its anticipated capital spending during fiscal year 2004. The Company intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

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

   No material change to the information set forth in the table below has occurred since June 30, 2003. There was no significant change to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended December 31, 2003. As of December 31, 2003, the Company's average pay rate for these swaps was 6.1% compared to its average receive rate of 1.2%.


                                                    Expected Maturity Date
                                                 For periods ending June 30,
                            -------------------------------------------------------------------     -----------------------------
                                                                                                    There                 Fair
                               2004         2005          2006           2007          2008         After      Total      Value
                            ---------    ---------     ----------     ----------     ----------     -----     -------    -------
                                                                      (In Thousands)
Liabilities
Long term debt
  Fixed rate                $   2,916    $   1,147     $      761     $      547     $      190      $ 228     $ 5,789    $ 5,360
  Average interest rate          3.79%        4.78%          6.31%          6.28%          4.65%      4.97%
  Variable rate             $   3,000    $  64,770            --             --             --         --      $67,770    $67,770
  Average interest rate          3.75%        3.75%           --             --             --         --

Interest rate swaps
  Variable to fixed         $  55,000    $  25,000            --             --             --         --                 $(5,129)
  Average pay rate               5.99%        5.58%           --             --             --         --
  Average receive rate           1.20%        1.20%           --             --             --         --

Commitments
  Operating leases          $3,205,511   $3,088,217    $2,758,983     $2,525,484     $2,394,443


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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 28, 2003, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected directors Ben Exley, IV (with 9,214,108 affirmative votes, 68,473 votes withheld, zero abstentions and zero broker non-votes), William A. Indelicato (with 8,365,466 affirmative votes, 917,115 votes withheld, zero abstentions and zero broker non-votes) and August Maier (with 8,365,966 affirmative votes, 916,615 votes withheld, zero abstentions and zero broker non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          3.1  Articles of Amendment (1)

          3.2  Bylaws (1)

          4.1  Form of Certificate for Common Stock (1)

          10.1 Fourth Amendment to Second Amended and Restated Credit Agreement dated October 23, 2003 (2)


          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


          32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1, Reg. No. 333-19973

          (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2003



     (b)  Reports on Form 8-K

          The Company filed a Form 8-K on October 29, 2003 reporting under Item 7 and Item 12 the Company's financial results for the quarter ended September 30, 2003.


          The Company filed a Form 8-K on February 4, 2004 reporting under Item 7 and Item 12 the Company's financial results for the quarter ended December 31, 2003.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned duly authorized officer, on its behalf and in the capacity indicated.



                                            VALLEY NATIONAL GASES INCORPORATED



February 13, 2004                           /s/ Robert D. Scherich
                                            --------------------------------
                                            Robert D. Scherich
                                            Chief Financial Officer