Form 10-Q
period 2004-03-31
VALLEY NATIONAL GASES INC
filed 2004-05-24
CIK 1030715

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

               Yes [ ]                             No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at May 3, 2004
            -----                                  --------------------------
Common stock, $0.001 par value                             9,423,809

================================================================================

                       VALLEY NATIONAL GASES INCORPORATED

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION

     ITEM 1       Condensed Consolidated Balance Sheets as of June 30, 2003
                  and March 31, 2004 (unaudited)                                                              3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2003 and 2004 (unaudited)                                      5

                  Condensed Consolidated Statements of Operations for the
                  Nine Months Ended March 31, 2003 and 2004 (unaudited)                                       6

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 2003 and 2004 (unaudited)                                            7

                  Notes to Condensed Consolidated Financial Statements                                        8

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                        18

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk                                 23

     ITEM 4       Controls and Procedures                                                                    24

PART II           OTHER INFORMATION

     ITEM 6       Exhibits and Reports on Form 8-K                                                           25

     SIGNATURES                                                                                              26

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,           March 31,
                                                                           2003 *             2004
                                                                       -------------      -------------
                                                                                           (Unaudited)
                                   A S S E T S
CURRENT ASSETS:
  Cash and cash equivalents                                            $   1,782,713      $   2,779,030
  Accounts receivable, net of allowance for
    doubtful accounts of $814,846 and
    $784,719, respectively                                                15,372,616         19,042,710
  Inventory                                                               10,013,709          8,418,252
  Prepaids and other current assets                                          859,208            999,979
  Deferred tax assets                                                      3,458,887          2,788,729
  Refundable taxes                                                         1,587,681            396,117
                                                                       -------------      -------------

                Total current assets                                      33,074,814         34,424,817
                                                                       -------------      -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                        55,000          2,680,485
  Buildings and improvements                                               6,217,806         18,670,436
  Equipment                                                               87,045,075         89,746,088
  Transportation equipment                                                14,306,183         17,037,717
  Furniture and fixtures                                                   7,414,897          7,911,225
                                                                       -------------      -------------

                Total property, plant and equipment                      115,038,961        136,045,951

  Accumulated depreciation                                               (45,380,867)       (53,025,468)
                                                                       -------------      -------------

                Net property, plant and equipment                         69,658,094         83,020,483
                                                                       -------------      -------------

OTHER ASSETS:
  Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $12,501,875 and $8,430,907,
    respectively                                                           3,885,170          3,077,155
  Goodwill                                                                41,209,615         40,870,615
  Deposits and other assets                                                1,387,139          1,512,086
                                                                       -------------      -------------

                Total other assets                                        46,481,924         45,459,856
                                                                       -------------      -------------

TOTAL ASSETS                                                           $ 149,214,832      $ 162,905,156
                                                                       =============      =============

* Amounts have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,          March 31,
                                                                             2003 *             2004
                                                                         -------------      -------------
                                                                                             (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                   $   5,916,423      $   5,149,058
  Accounts payable                                                           7,460,442          7,405,415
  Accrued compensation and employee benefits                                 3,541,493          4,585,816
  Interest rate derivatives                                                  2,527,280          2,293,541
  Other current liabilities                                                  2,927,010          4,256,728
                                                                         -------------      -------------

                  Total current liabilities                                 22,372,648         23,690,558

LONG-TERM DEBT, less current maturities                                     67,641,782         65,557,194
DEFERRED TAX LIABILITIES                                                    18,658,385         21,361,034
OTHER LONG-TERM LIABILITIES                                                  1,797,102          1,764,537
INTEREST RATE DERIVATIVES                                                    2,601,710            977,429
                                                                         -------------      -------------

                  Total liabilities                                        113,071,627        113,350,752
                                                                         -------------      -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES                                      -          5,627,629

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share -
    Authorized, 5,000,000 shares,
      none Issued or Outstanding                                                     -                  -
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;
      Issued, 9,620,084 shares, Outstanding, 9,356,834 and 9,363,970
      shares, respectively                                                       9,620              9,620
    Paid-in-capital                                                         19,221,378         18,977,575
    Retained earnings                                                       21,988,827         28,454,937
    Accumulated other comprehensive loss                                    (2,890,059)        (1,829,474)
    Treasury stock at cost, 263,250 and 203,000 shares, respectively        (2,186,561)        (1,685,883)
                                                                         -------------      -------------

                  Total stockholders' equity                                36,143,205         43,926,775
                                                                         -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 149,214,832      $ 162,905,156
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

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                  2003             2004
                                                                               -----------     -----------
NET SALES                                                                      $45,818,882     $47,926,376
COST OF PRODUCTS SOLD, excluding depreciation and amortization                  22,359,343      22,924,164
                                                                               -----------     -----------
                  Gross profit                                                  23,459,539      25,002,212
                                                                               -----------     -----------

EXPENSES:
    Operating and administrative, including expenses incurred with related parties under lease and consulting agreements of $599,847 and
       $619,789, respectively                                                   16,082,461      15,549,074
    Depreciation                                                                 1,441,700       1,444,944
    Amortization of intangibles                                                    604,093         398,378
                                                                               -----------     -----------
                  Total expenses                                                18,128,254      17,392,396
                                                                               -----------     -----------
                  Income from operations                                         5,331,285       7,609,816
                                                                               -----------     -----------

Interest expense                                                                 1,616,484       1,437,822
OTHER INCOME, NET                                                                      862             957
                                                                               -----------     -----------
EARNINGS BEFORE INCOME TAXES                                                     3,715,663       6,172,951

PROVISION FOR INCOME TAXES                                                       1,541,999       2,407,451
                                                                               -----------     -----------
NET EARNINGS                                                                   $ 2,173,664     $ 3,765,500
                                                                               ===========     ===========

BASIC EARNINGS PER SHARE                                                       $      0.23     $      0.40
DILUTED EARNINGS PER SHARE                                                     $      0.23     $      0.40
WEIGHTED AVERAGE SHARES:
    Basic                                                                        9,348,303       9,378,400
    Diluted                                                                      9,383,813       9,462,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2003             2004
                                                                               ------------     ------------
NET SALES                                                                      $117,947,274     $119,480,921
COST OF PRODUCTS SOLD, excluding depreciation and amortization                   56,091,354       55,916,928
                                                                               ------------     ------------
                  Gross profit                                                   61,855,920       63,563,993
                                                                               ------------     ------------

EXPENSES:
    Operating and administrative, including expenses incurred with related parties under lease and consulting agreements of $1,942,846 and
       $1,795,616, respectively                                                  44,840,386       43,146,367
    Depreciation                                                                  4,013,000        4,284,204
    Amortization of intangibles                                                   1,892,868        1,297,015
                                                                               ------------     ------------
                  Total expenses                                                 50,746,254       48,727,586
                                                                               ------------     ------------
                  Income from operations                                         11,109,666       14,836,407
                                                                               ------------     ------------

INTEREST EXPENSE                                                                  4,960,501        4,365,396
OTHER INCOME, NET                                                                   116,239          129,170
                                                                               ------------     ------------
EARNINGS BEFORE INCOME TAXES                                                      6,265,404       10,600,181

PROVISION FOR INCOME TAXES                                                        2,600,143        4,134,071
                                                                               ------------     ------------
NET EARNINGS                                                                   $  3,665,261     $  6,466,110
                                                                               ============     ============

BASIC EARNINGS PER SHARE                                                       $       0.39     $       0.69
DILUTED EARNINGS PER SHARE                                                     $       0.39     $       0.69
WEIGHTED AVERAGE SHARES:
    Basic                                                                         9,347,820        9,363,970
    Diluted                                                                       9,393,317        9,415,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                        ------------------------------
                                                            2003              2004
                                                        ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 10,412,130      $ 15,324,983
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                         218,470            46,229
    Cash from consolidation of variable interest
      entities                                                     -           688,346
    Purchases of property and equipment                   (4,802,968)       (5,795,165)
    Business acquisitions, net of cash acquired           (1,054,112)                -
                                                        ------------      ------------

      Net cash used in investing activities               (5,638,610)       (5,060,590)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                              38,442,686        32,464,315
    Principal payments on loans                          (43,002,783)      (41,989,266)
    Redemption of stock options                               28,906           256,875
                                                        ------------      ------------

      Net cash used in financing activities               (4,531,191)       (9,268,076)
                                                        ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      242,329           996,317

CASH AND CASH EQUIVALENTS, beginning of period             1,216,668         1,782,713
                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                $  1,458,997      $  2,779,030
                                                        ============      ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and entities, as of March 31, 2004, required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R"). The term "Valley" as used throughout this document is used to indicate Valley National Gases Incorporated. The term "the Company" as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R.

      The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in Valley's audited consolidated financial statements for the period ending June 30, 2003.

2. ORGANIZATION

      Valley National Gases Incorporated, a Pennsylvania corporation, produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley's 65 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Since Valley was founded, it has completed 70 acquisitions of smaller independent local companies. Valley, through its consolidated subsidiary has been in operation since 1958 and currently operates in 11 states.

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

INVENTORY

      Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis.

The components of inventory are as follows:

                                    June 30,                  March 31,
                                      2003                       2004
                                   -----------               -----------
                                                             (Unaudited)
Hard goods                         $ 7,454,660               $ 6,716,229
Gases                                2,559,049                 1,702,023
                                   -----------               -----------
                                   $10,013,709               $ 8,418,252
                                   ===========               ===========

ACCOUNTING FOR STOCK-BASED COMPENSATION

      Valley has a stock-based compensation plan. Valley accounts for this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under these provisions, the expense related to stock-based employee compensation is not reflected in net earnings for any year, as all options granted under the plan have an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

      If Valley had elected to recognize compensation expense for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" Valley's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                          Three Months Ended                        Nine Months Ended
                                                              March 31,                                 March 31,
                                                  ---------------------------------          -------------------------------
                                                      2003                 2004                 2003                2004
                                                  -----------           -----------          -----------         -----------
Net income
   As reported                                    $ 2,173,663           $ 3,765,500          $ 3,665,261         $ 6,466,110
   Deduct: Total stock-based
     employee compensation
     expense based on the fair
     value method for all
     awards, net of related
     tax effects                                       16,180                20,514               48,198              63,940
                                                  -----------           -----------          -----------         -----------
   Pro forma                                        2,157,484             3,744,986            3,617,063           6,402,170
Earnings per share assuming
 Dilution
   As reported                                    $      0.23           $      0.40          $      0.39         $      0.69
   Pro forma                                      $      0.23           $      0.40          $      0.39         $      0.68

COMPREHENSIVE INCOME

      Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the nine months ending March 31:

                                                           Nine Months Ended
                                                               March 31,
                                                  ---------------------------------
                                                     2003                  2004
                                                  -----------           -----------
Net earnings                                      $ 3,665,261           $ 6,466,110
Unrealized gains, (losses) on
  derivatives, net of tax                            (855,481)            1,060,585
                                                  -----------           -----------
Comprehensive income (loss)                       $ 2,809,780           $ 7,526,695
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

      In December 2003, the FASB issued FIN 46R to further clarify the standard. As required under the most recent deferral, Valley adopted FIN 46R in the current quarter. Valley analyzed FIN 46R and it's impact to the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 7. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business. In addition, Valley concluded that the related party lease agreement entities ("Variable Interest Entities") are required to be consolidated with Valley's financial statements, as of March 31, 2004, pursuant to the common control provisions under FIN 46R (see Note 8).

SUPPLEMENTAL CASH FLOW INFORMATION

                                                 For the Nine Months Ended
                                                          March 31,
                                              --------------------------------
                                                 2003                  2004
                                              ----------            ----------
Cash paid for certain items --
  Cash payments for interest                  $4,936,938            $4,402,263
  Cash payments for income taxes                       -                     -
Non-cash investing activity--
   Purchases of property and equipment                 -               291,199
Non-cash financing activity--
   Issuance of seller notes                      855,000                     -
   Issuance of non-compete agreements            300,000                     -
   Adjustment of seller notes                          -               (82,080)

RECLASSIFICATIONS

      Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

4. INTANGIBLE ASSETS:

      On July 1, 2001, Valley adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley's intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2003 and March 31, 2004, Valley's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                                 Gross               Accumulated           Gross Amount          Accumulated            Weighted
                                Amount              Amortization              as of              Amortization            Average
                                 as of                  as of                March 31,              as of             Amortization
                             June 30, 2003         June 30, 2003               2004             March 31, 2004        Period (years)
                             -------------         -------------           ------------         --------------        --------------
Non-competition
   agreements                 $15,223,274           $11,353,282            $10,811,651            $ 8,185,057              5.2
Consulting
   agreements                   1,163,771             1,148,593                357,411                211,950              3.0
Customer Lists                          -                     -                339,000                 33,900             15.0
                              -----------           -----------            -----------            -----------
Total                         $16,387,045           $12,501,875            $11,508,062            $ 8,430,907
                              ===========           ===========            ===========            ===========

      Amortization expense for the nine months ended March 31, 2004 totaled $1,297,015. Estimated amortization expense for the remainder of fiscal 2004 as of March 31, 2004 and the next five fiscal years is summarized as follows:

Fiscal year Ending
     June 30,
------------------
 Remainder of 2004                 $   365,817
      2005                         $ 1,111,743
      2006                         $   588,568
      2007                         $   351,068
      2008                         $   309,818
      2009                         $   117,437

      The changes in the carrying amount of goodwill for the nine months ended March 31, 2004, are as follows:

Balance as of June 30, 2003                                         $  41,209,615
Final purchase price adjustments to
  acquired goodwill                                                      (339,000)
                                                                    -------------
Balance as of March 31, 2004                                        $  40,870,615
                                                                    -------------

5. LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                                      June 30,          March 31,
                                                                                        2003              2004
                                                                                    ------------      ------------
                                                                                                       (Unaudited)
Revolving note, interest at LIBOR plus 2.75% payable monthly through June 2005.
    Collateralized by the assets of Valley.                                         $ 55,770,000      $ 51,000,000
Term note, interest at LIBOR plus 2.75% payable monthly through June 2005.
    Collateralized by the assets of Valley.                                           12,000,000         9,750,000
Note payable, interest at 6.6% payable annually through October 2003.
    Collateralized by certain assets of Valley.                                          683,075                 -
Individuals and corporations, mortgages and notes, interest at 3.75% to 10.00%,
    payable at various dates through 2010.                                             5,180,189         3,263,405
                                                                                    ------------      ------------
                                                                                      73,633,264        64,013,405

                  Original issue discount                                                (75,059)          (62,231)
                  Current maturities                                                  (5,916,423)       (4,269,629)
                                                                                    ------------      ------------

Total long-term debt before Variable Interest Entities                                67,641,782        59,681,545

Total Variable Interest Entities debt                                                          -         6,755,078
    Current maturities                                                                         -          (879,429)
                                                                                    ------------      ------------

Total Variable Interest Entities long-term debt                                                -         5,875,649
                                                                                    ------------      ------------

Total long-term debt                                                                $ 67,641,782      $ 65,557,194
                                                                                    ============      ============

      The prime rate was 4.00% and LIBOR was 1.09% at March 31, 2004.

      Valley was in compliance with the covenants under its credit facility for the periods ended June 30, 2003 and March 31, 2004.

      The weighted average interest rate for substantially all of the borrowings under the Valley credit facility, excluding the effect of interest rate swap agreements, was 3.47% as of March 31, 2004. As of March 31, 2004, availability under the revolving loan was approximately $14.1 million, with outstanding borrowings of approximately $51.0 million and outstanding letters of credit of approximately $2.4 million. The credit facility is secured by all of the Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

      The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of March 31, 2004, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months. Valley believes that if and when the put/call option agreement described in Note 7 is exercised it will have adequate capital resources available to fund the acquisition and that it will continue to be in compliance with its debt covenant requirements.

      The Variable Interest Entities debt, in the amount of $6.8 million, consists primarily of asset-backed mortgages for real estate. This debt has various interest rates ranging from 3.5% to 7.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by the Chairman.

      On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. Covenant requirements under the new agreement are not significantly different than under the previous agreement.

      The schedule of maturities of the Company's debt for the next five years and thereafter is as follows:

                                                       VARIABLE
                                                       INTEREST
  FISCAL YEAR ENDING JUNE 30,            VALLEY        ENTITIES       COMPANY
---------------------------------     -----------     -----------   -----------
Remainder of 2004                     $   400,712     $   361,671   $   762,383
2005                                      753,723         858,817     1,612,540
2006                                      546,551         864,040     1,410,591
2007                                      189,580         851,994     1,041,574
2008                                      134,665         827,586       962,251
2009                                   60,811,708         736,429    61,548,137
Thereafter                              1,114,235       2,254,541     3,368,776
                                      -----------     -----------   -----------
Total                                 $63,951,174     $ 6,755,078   $70,706,252
                                      ===========     ===========   ===========

6. EARNINGS PER SHARE

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

                                                         Three Months Ended         Nine Months Ended
                                                              March 31,                 March 31,
                                                       -----------------------   -----------------------
                                                          2003         2004         2003         2004
                                                       ----------   ----------   ----------   ----------
Net earnings available for common stock                $2,173,664   $3,765,500   $3,665,261   $6,466,110
                                                       ==========   ==========   ==========   ==========

Basic earnings per common share:

Weighted average common shares                          9,347,584    9,378,400    9,347,820    9,363,970
                                                       ==========   ==========   ==========   ==========

Basic earnings per common share                        $     0.23   $     0.40   $     0.39   $     0.69
                                                       ==========   ==========   ==========   ==========

Diluted earnings per common share:

Weighted average common shares                          9,348,303    9,378,400    9,347,820    9,363,970

Shares issuable from assumed conversion of common
stock equivalents                                          35,510       84,585       45,497       51,443
                                                       ----------   ----------   ----------   ----------

Weighted average common and common equivalent shares    9,383,813    9,462,985    9,393,317    9,415,413
                                                       ==========   ==========   ==========   ==========
Diluted earnings per common share                      $     0.23   $     0.40   $     0.39   $     0.69
                                                       ==========   ==========   ==========   ==========

      Options to purchase 1,500 and 278,416 shares of common stock were outstanding during the quarter and nine months ended March 31, 2004, respectively, and 311,200 and 241,000 for the quarter and nine months ended March 31, 2003, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

7. COMMITMENTS AND CONTINGENCIES

      Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. Valley, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. Valley maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as Valley believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of Valley.

      During fiscal year 2003, Valley incurred charges of $0.5 million related to the severance payments for certain terminated employees as part of Valley's organization strengthening program. As of June 30, 2003, Valley had $0.2 million accrued for severance payments. Substantially all of these payments had been made as of March 31, 2004.

      Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. Valley could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business.

      Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley's initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities ("Variable Interest Entities") are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R (see Note 8). These lease agreements have various maturity dates through April 2013. For the nine months ended March 31, 2004 and 2003, Valley incurred expenses under these leases of $1,692,939 and $1,778,022, respectively. Valley entered into an agreement, effective March 31, 2004, to cancel the lease obligation for one particular property that Valley had discontinued use of. Under this agreement, Valley paid $212,058 which was included in operating expenses for the quarter ended March 31, 2004 to cancel the remaining term of lease and the remaining obligation of $578,952.

      In September 1991, in connection with the purchase by Valley of certain assets of Praxair, Inc. (Praxair), Valley, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with Valley's reorganization. Pursuant to this agreement, if at any time during the term of the agreement Valley wishes to accept a third party offer to purchase all or a material part of the assets of Valley, or Mr. West and his affiliates wish to accept an offer to purchase shares of capital stock of Valley (the Capital Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of Valley's issued and outstanding shares of Capital Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of Valley, Praxair will have a right of first refusal to match the offer. In addition, in the absence of a third party offer, if (a) Mr. West and his affiliates wish to sell shares of Common Stock which would result in their owning collectively less than 51% or more of Valley's issued and outstanding shares of Common Stock, (b) Valley wishes to sell all or a material part of its assets, or (c) Valley wishes to issue additional shares or options or securities exercisable or convertible into shares of Common Stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued outstanding shares of Common Stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of Common Stock held by them (but not less than 51% of all of the issued and outstanding shares of Valley's Common Stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Capital Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

8. VARIABLE INTEREST ENTITIES

      Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as "Variable Interest Entities", primarily including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation. The purpose of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases to preserve its capital to support its growth through acquisition strategy. Valley's Chairman, who is the beneficial owner of 75% of Valley's common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of the Company.

      Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, Management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. The accounting policies of the Variable Interest Entities are similar to those of Valley with the addition of the following:

      Property, Plant and Equipment

      Depreciation is computed, primarily, using declining balance methods as well as straight line over the estimated useful lives of the properties as follows:

                                                         Years
                                                         -----
Buildings and improvements                               15-40
Equipment                                                 5-10
Furniture and fixtures                                       7

      Accordingly, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary, and has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.

      The following table shows the consolidating balance sheet of the Company at March 31, 2004:

                             A S S E T S                                       As of March 31, 2004
                             -----------                                       --------------------
                                                                                      Variable
                                                                                      Interest
                                                                       Valley         Entities          Company
                                                                   -------------    -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                        $   2,090,684    $     688,346    $   2,779,030
  Accounts receivable, net of allowance
    for doubtful accounts of $814,846
    and $784,719, respectively                                        18,746,472          296,238       19,042,710
  Inventory                                                            8,418,252                -        8,418,252
  Prepaids and other current assets                                      989,979           10,000          999,979
  Deferred tax assets                                                  2,788,729                -        2,788,729
  Refundable taxes                                                       396,117                -          396,117
                                                                   -------------    -------------    -------------

     Total current assets                                             33,430,233          994,584       34,424,817
                                                                   -------------    -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                  55,000        2,625,485        2,680,485
    Buildings and improvements                                         6,638,993       12,031,443       18,670,436
    Equipment                                                         89,106,962          639,126       89,746,088
    Transportation equipment                                          16,892,168          145,549       17,037,717
    Furniture and fixtures                                             7,794,308          116,917        7,911,225
                                                                   -------------    -------------    -------------

     Total property, plant and equipment                             120,487,431       15,558,520      136,045,951

    Accumulated depreciation                                         (49,211,658)      (3,813,810)     (53,025,468)
                                                                   -------------    -------------    -------------

     Net property, plant and equipment                                71,275,773       11,744,710       83,020,483
                                                                   -------------    -------------    -------------

OTHER ASSETS:
    Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $12,501,875 and
       $8,430,907, respectively                                        3,077,155                -        3,077,155
    Goodwill                                                          40,870,615                -       40,870,615
    Deposits and other assets                                          1,499,818           12,268        1,512,086
                                                                   -------------    -------------    -------------

       Total other assets                                             45,447,588           12,268       45,459,856
                                                                   -------------    -------------    -------------

TOTAL ASSETS                                                       $ 150,153,594    $  12,751,562    $ 162,905,156
                                                                   =============    =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY                              As of March 31, 2004
                ------------------------------------                              --------------------
                                                                                          Variable
                                                                                          Interest
                                                                           Valley         Entities       Company
                                                                       -------------   ------------   -------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                 $   4,269,629    $   879,429   $   5,149,058
  Accounts payable                                                         7,164,428        240,987       7,405,415
  Accrued compensation and employee benefits                               4,585,816              -       4,585,816
  Interest rate derivatives                                                2,293,541              -       2,293,541
  Other current liabilities                                                4,128,860        127,868       4,256,728
                                                                       -------------    -----------   -------------

                  Total current liabilities                               22,442,274      1,248,284      23,690,558

LONG-TERM DEBT, less current maturities                                   59,681,545      5,875,649      65,557,194
DEFERRED TAX LIABILITIES                                                  21,361,034              -      21,361,034
OTHER LONG-TERM LIABILITIES                                                1,764,537              -       1,764,537
INTEREST RATE DERIVATIVES                                                    977,429              -         977,429
                                                                       -------------    -----------   -------------

                  Total liabilities                                      106,226,819      7,123,933     113,350,752
                                                                       -------------    -----------   -------------

COMMITMENTS AND CONTINGENCIES

Minority Interest In Variable Interest Entities                                    -      5,627,629       5,627,629

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share-
    Authorized, 5,000,000 shares, none Issued or Outstanding
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;                                                 -              -               -
      Issued, 9,620,084 shares, Outstanding, 9,356,834 and 9,363,970
       shares, respectively                                                    9,620              -           9,620
    Paid-in-capital                                                       18,977,575              -      18,977,575
    Retained earnings                                                     28,454,937              -      28,454,937
  Accumulated other comprehensive loss                                    (1,829,474)             -      (1,829,474)
  Treasury stock at cost, 263,250 and 203,000 shares, respectively        (1,685,883)             -      (1,685,883)
                                                                       -------------    -----------   -------------

                  Total stockholders' equity                              43,926,775              -      43,926,775
                                                                       -------------    -----------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 150,153,594    $12,751,562   $ 162,905,156
                                                                       =============    ===========   =============

9. SEGMENT DATA

      Effective with the adoption of FIN 46R in the third quarter of 2004 (See
Note 1), the Company now has two reportable operating segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation.

      Identifiable assets by reporting segment are as follows at March 31, 2004:

Valley                                               $150,153,594
Variable Interest Entities                             12,751,562
                                                     ------------
Total assets                                         $162,905,156

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in item 1 herein.

OVERVIEW

         Valley National Gases, Incorporated, a Pennsylvania corporation, is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. In fiscal 2003, gases accounted for approximately 48% of net sales, welding equipment and supplies (generally referred to in the industry as "hard goods") accounted for approximately 36% of net sales, and cylinder and tank rental accounted for approximately 16% of net sales.

         Valley's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley's 65 distribution or retail locations. Valley also distributes propane to industrial and residential customers. Most customers pay a rental fee for use of company cylinders. Valley owns approximately 546,000 cylinders, which require minimal maintenance and have useful lives that Valley expects will average 30 years or longer. Valley selectively participates in the small bulk gas market through the supply of gases in cryogenic transports and the storage of gases in cryogenic and propane tanks that are also rented to customers. Valley owns approximately 30,000 bulk propane tanks and 390 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, Valley sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

         Effective with the adoption of FIN 46R in the third quarter of 2004 (See Note 1), the Company now has two reportable operating segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation.

         The Valley reportable segment operates in both the industrial gas and welding supply industry. Although this segment participates in both of these markets, the financial information provided to the chief operating decision maker for making critical decisions or allocating resources does not constitute segment reporting.

         Valley's current business strategy is to grow earnings through cost leveraging its operations, and grow sales through the selective acquisition of other independent distributors; and, to a lesser degree, through internally generated growth. Valley believes that the proper implementation of certain key operating procedures and staffing based upon "best practices" standards will facilitate the reduction of total operating expenses and higher product margins. Since Valley was founded, it has completed 70 acquisitions. Since July 1, 2002, Valley has acquired one independent distributor, adding approximately $2 million in annualized sales. Valley believes that the current activity regarding the sale and purchase of independent distributors has been slow relative to historical levels. However, management believes that, over the long term, there will continue to be attractive acquisition candidates available to Valley as a result of the consolidation trend in the industry and that Valley will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Valley expects that acquisitions will be financed primarily with internally generated funds, and to a much lesser extent, borrowings under Valley's credit facility and seller financing. While highly focused on cost leveraging, management believes that Valley's competitive strengths will allow it to increase sales.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements included in response to Part 1, Item 1 of this report.

         Net sales increased 4.6%, or $2.1 million, to $47.9 million for the three months ended March 31, 2004 from $45.8 million for the three months ended March 31, 2003. Propane sales increased $0.9 million, reflecting $1.2 million in price inflation and $0.3 million decrease due to decrease in the volume of propane sold. The propane volume decline was primarily attributable to the effect of average temperatures in Valley's market area being approximately 4.7% higher in comparison to the prior year period, substantially offset by internal growth. Hard good sales increased $0.9 million from the prior year quarter on a same store basis, reflecting the effect of Valley's pricing initiatives. Gases and cylinder revenue represented 70.5% of net sales for the three months ended March 31, 2004, with hard goods representing 29.5%. In comparison, gases and cylinder revenue represented 71.0% of net sales for the three months ended March 31, 2003, with hard goods representing 29.0%.

         Gross profit, which excludes depreciation and amortization, increased 6.6%, or $1.5 million, to $25.0 million, for the three months ended March 31, 2004 compared to $23.5 million for the three months ended March 31, 2003. Gross profit as a percentage of net sales was 52.2% for the three months ended March 31, 2004, compared to 51.2% for the three months ended March 31, 2003, reflecting increases for hard goods, industrial gases and propane partially offset by a reduction in gross profit percentage for cylinder rent and other. Valley believes that these results reflect its efforts to implement a more standardized pricing policy for its products and services.

         Operating and administrative expenses decreased 3.3%, or $0.5 million, to $15.5 million for the three months ended March 31, 2004. This reduction reflected, primarily, the results of Valley's cost reduction initiatives and was partially offset by the cancellation of a related party lease obligation of $0.2 million. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. Operating and administrative expenses as a percentage of sales were 32.4% for the three months ended March 31, 2004 compared to 35.1% for the three months ended March 31, 2003.

         Depreciation and amortization expense decreased $0.2 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, primarily as a result of certain intangibles becoming fully amortized during the last twelve months.

         Interest expense decreased $0.2 million to $1.4 million for the three months ended March 31, 2004 compared to $1.6 million for the three months ended March 31, 2003. Reflected in interest expense was a decrease of $23,750 and an increase of $14,634 for the three months ended March 31, 2004 and March 31, 2003 to record changes in the fair market value of Valley's interest rate swap agreements under SFAS No. 133. The increase related to the changes in market value of the swap agreements was more than offset by the effect of the declining debt balances.

         Valley's effective tax rate for the three months ended March 31, 2004 was 39.0% and was consistent with the rate realized for the year ended June 30, 2003.

         Net earnings increased to $3.8 million for the three months ended March 31, 2004 compared to $2.2 million for the prior year quarter reflecting, primarily, the effect of increased gross profit and reduced expenses.

Comparison of Nine months Ended March 31, 2004 and 2003

         Net sales increased 1.3%, or $1.5 million, to $119.5 million for the nine months ended March 31, 2004 from $118.0 million for the nine months ended March 31, 2003. Acquisitions made since the prior year quarter contributed $0.1 million of increase in net sales for the nine months ended March 31, 2004, while same store sales increased $1.4 million or 1.2% for such nine month period. Propane sales increased $3.2 million on a same store basis compared to the prior year period, reflecting $3.1 million in price inflation and $0.1 million increase due to increase in the volume of propane sold. Same store bulk propane gallons sold were down 0.4% for the nine months reflecting reduced demand due to warmer average temperatures than experienced in the prior period more than offsetting growth in Valley's customer base. Hard good sales decreased $1.9 million from the prior year nine months on a same store basis, reflecting the effect of the softness in the economy during the period and Valley's decision to reduce activity with selective low margin accounts. Gases and cylinder revenue represented 66.9% of net sales for the nine months ended March 31, 2004, with hard goods representing 33.1%. In comparison, gases and cylinder revenue represented 64.7% of net sales for the nine months ended March 31, 2003, with hard goods representing 35.3%.

         Gross profit, which excludes depreciation and amortization, increased 2.8%, or $1.7 million, to $63.6 million, for the nine months ended March 31, 2004 compared to $61.9 for the nine months ended March 31, 2003. Acquisitions made since the prior year quarter contributed $0.1 million of increase in gross profit while same store gross profit increased $1.6 million. Gross profit as a percentage of net sales was 53.2% for the nine months ended March 31, 2004, compared to 52.4% for the nine months ended March 31, 2003, reflecting, primarily, improvements in gross profits for hard goods as average price realization increased. Valley believes that these results reflect its efforts to implement a more standardized pricing policy for its products and services.

         Operating and administrative expenses decreased 3.8%, or $1.7 million, to $43.1 million for the nine months ended March 31, 2004. This reduction reflected, primarily, the results of Valley's cost reduction initiatives and was partially offset by the cancellation of a related party lease obligation of $0.2 million. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. Operating and administrative expenses as a percentage of sales were 36.1% for the nine months ended March 31, 2004 and compared to 38.0% for the nine months ended March 31, 2003.

         Depreciation and amortization expense decreased $0.3 million for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, primarily as a result of certain intangibles becoming fully amortized.

         Interest expense decreased $0.6 million to $4.4 million for the nine months ended March 31, 2004 compared to $5.0 million for the nine months ended March 31, 2003, reflecting primarily the effect of reduced debt balances. Included in interest expense was a decrease of $90,378 and $23,962 for the nine months ended March 31, 2004 and March 31, 2003, respectively, to record changes in the fair market value of Valley's interest rate swap agreements under SFAS No. 133.

         Valley's effective tax rate for the nine months ended March 31, 2004 was 39.0% and was consistent with the rate realized for the year ended June 30, 2003.

         Net earnings increased to $6.5 million for the nine months ended March 31, 2004 compared to $3.7 million for the nine months ended March 31, 2003, reflecting, primarily, the effect of increased gross profit and reduced operating and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, Valley has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

         At March 31, 2004, the Company had working capital of approximately $10.7 million, compared to $12.3 million as of March 31, 2003, reflecting primarily the reduction in inventory of $1.6 million. Funds provided by operations for the nine months ended March 31, 2004 were approximately $15.3 million, compared to $10.4 million for the nine months ended March 31, 2003. This increase of $5.0 million is primarily attributable to the $2.8 million increase of net earnings and receipt of an income tax refund of $1.2 million. Funds used for investing activities were approximately $5.1 million for the nine months ended March 31, 2004, consisting primarily of capital spending, compared to $5.6 million for the nine months ended March 31, 2003. Valley anticipates capital spending for fiscal year 2004 to be approximately $6.5 million. Funds used for financing activities for the nine months ended March 31, 2004 were approximately $9.3 million from net payments of debt, compared to $4.5 million for the nine months ended March 31, 2003. The Company's cash balance increased $1.0 million during the nine months ended March 31, 2004 to $2.8 million.

         The weighted average interest rate for substantially all of the borrowings under the credit facility was 3.47% as of March 31, 2004. As of March 31, 2004, availability under the revolving loan was approximately $14.1 million, with outstanding borrowings of approximately $51.0 million and outstanding letters of credit of approximately $2.4 million. The credit facility is secured by all of Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

         The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage, maximum funded debt to EBITDA, and minimum net worth. As of March 31, 2004, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

         The Variable Interest Entities debt, in the amount of $6.8 million, consists primarily of asset-backed mortgages for real estate. This debt has various interest rates ranging from 3.5% to 7.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by the Chairman.

         On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. Covenant requirements under the new agreement are not significantly different than under the previous agreement.

         Valley is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest, ranging from 3.75% to 10.0% per annum, and maturities through 2010. The outstanding balance of these notes as of March 31, 2004 was $3.3 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley's credit facility.

         Valley enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

         Interest rate swap agreements are used to reduce interest rate risks and costs inherent in Valley's debt portfolio. Valley enters into these agreements to change the variable/ fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, Valley enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of March 31, 2004, Valley had $55.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.1%.

         Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. Valley could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business.

         Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley's initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities ("Variable Interest Entities") are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R (see Note 8). These lease agreements have various maturity dates through April 2013. For the nine months ended March 31, 2004 and 2003, Valley incurred expenses under these leases of $1,692,939 and $1,778,022, respectively. Valley entered into an agreement, effective March 31, 2004, to cancel the lease obligation for one particular property that Valley had discontinued use of. Under this agreement, Valley paid $212,058 which was included in operating expenses for the quarter ended March 31, 2004 to cancel the remaining term of lease and the remaining obligation of $578,952.

         Valley believes that cash generated from operations, borrowing availability under its credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy Valley's requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months. Valley has no plans at this time to issue additional shares of common stock.

         The schedule of maturities of the Company's debt for the next five years and thereafter is as follows:

                                                                        VARIABLE
                                                                        INTEREST
FISCAL YEAR ENDING JUNE 30,                             VALLEY          ENTITIES            COMPANY
---------------------------                         ------------     --------------       -----------
Remainder of 2004                                    $   400,712       $  361,671         $   762,383
2005                                                     753,723          858,817           1,612,540
2006                                                     546,551          864,040           1,410,591
2007                                                     189,580          851,994           1,041,574
2008                                                     134,665          827,586             962,251
2009                                                  60,811,708          736,429          61,548,137
Thereafter                                             1,114,235        2,254,541           3,368,776
                                                     -----------       ----------         -----------
Total                                                $63,951,174       $6,755,078         $70,706,252
                                                     ===========       ==========         ===========

CRITICAL ACCOUNTING POLICIES

         The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in Valley's 2003 Annual Report on Form 10-K filed on September 29, 2003. There have been no significant changes in these policies or the application thereof during the first nine months of fiscal 2004.

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

         In December 2003, the FASB issued FIN 46R to further clarify the standard. As required under the most recent deferral, Valley adopted FIN 46R in the current quarter. Valley analyzed FIN 46R and it's impact to the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 7. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business. In addition, Valley concluded that the related party lease agreement entities ("Variable Interest Entities") are required to be consolidated with Valley's financial statements, as of March 31, 2004, pursuant to the common control provisions under FIN 46R (see Note 8).

Forward Looking Statements and Risk Factors

         This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding Valley's ability to grow sales and earnings, cost leverage its operations, reduce operating expenses, increase product margins, identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility and its anticipated capital spending during fiscal year 2004. Valley intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

         All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by Valley or any other person that the results expressed will be achieved. Important risk factors that may affect Valley's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 to Valley's 10-K for the fiscal year ended June 30, 2003 and Valley's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into Valley's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete,
(vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley's business, inflation and fluctuations in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about Valley's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

         The information set forth in the table below reflects the effect of Valley's new credit facility, the inclusion of the Variable Interest Entities debt maturities, the elimination of intercompany operating lease commitments and the change in the fair value of the swap agreements. This change in fair value is primarily attributable to the decrease in time to expiration of the agreements. There was no significant change to the composition of Valley's fixed and variable rate long-term debt or interest rate swaps during the nine months ended March 31, 2004. As of March 31, 2004, Valley's average pay rate for these swaps was 6.1% compared to its average receive rate of 1.1%.

                                                    Expected Maturity Date
                                                  For periods ending June 30,
                              -------------------------------------------------------------------
                                                                                                      There                 Fair
                                  2004          2005        2006          2007           2008         After      Total      Value
                              -----------   -----------   ----------   -----------    -----------    -------    -------   ----------
                                                                          (In Thousands)
Liabilities
Long term debt
  Fixed rate                      $ 3,278        $2,006      $  1,625      $ 1,399        $ 1,018    $ 3,218    $12,544   $  11,043
  Average interest rate              4.03%         5.30%         6.15%        6.11%          5.75%      5.93%
  Variable rate                   $ 2,250             -            -             -              -    $60,750    $63,000   $  63,000
  Average interest rate              3.75%            -            -             -              -       3.75%

Interest rate swaps
  Variable to fixed               $ 55,000      $25,000            -             -              -          -              $  (3,271)
  Average pay rate                   5.99%         5.58%           -             -              -          -
  Average receive rate               1.20%         1.20%           -             -              -          -

Commitments
  Operating leases                $ 3,185       $ 3,007      $ 2,678       $ 2,445        $ 2,314
Intercompany elimination           (2,230)       (2,158)      (2,150)       (2,150)        (2,089)
                                  -------       -------      -------       -------        -------
Company total                         956           849          528           295            224


ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer, William A. Indelicato, and our Chief Financial Officer, Robert D. Scherich, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by Valley in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

         (b) Changes in Internal Controls

         During the fiscal quarter covered by this report, there have not been any significant changes in Valley's internal control over financial reporting (as defined in Rule 13a-15(f) under Securities Exchange Act) that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.1      Articles of Amendment (1)

         3.2      Bylaws (1)

         4.1      Form of Certificate for Common Stock (1)

         10.1     Third Amended and Restated Credit Agreement dated April 30,
                  2004

         10.2 Amendment dated March 31, 2004 to Lease Agreement dated as of November 5, 1997 between Valley and West Rentals, Inc.

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Incorporated by reference to Valley's Registration Statement on Form S-1, Reg. No. 333-19973

(b)      Reports on Form 8-K

         Valley furnished a Form 8-K on February 4, 2004 reporting under Item 7 and Item 12 its financial results for the quarter ended December 31, 2003.

         Valley furnished a Form 8-K on April 28, 2004 reporting under Item 7 and Item 12 its financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED

May 24, 2004                           /s/ Robert D. Scherich
                                       -----------------------------------
                                       Robert D. Scherich
                                       Chief Financial Officer and Duly
                                       Authorized Officer