Form 10-K
period 2004-06-30
VALLEY NATIONAL GASES INC
filed 2004-09-28
CIK 1030715

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

       For the fiscal year ended June 30, 2004
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from________________ to ________________

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

                             Yes [   ]     No [ X ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $16,014,275

     As of September 13, 2004, the registrant had outstanding 9,488,049 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held October 28, 2004 are incorporated by reference in response to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       VALLEY NATIONAL GASES INCORPORATED

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                            PAGE NO.
---------------                                                                 --------
       1.         Business....................................................      1
       2.         Properties..................................................      9
       3.         Legal Proceedings...........................................      9
       4.         Submission of Matters to a Vote of Security Holders.........     10

                                        PART II
       5.         Market for the Valley's Common Stock and Related Stockholder
                  Matters.....................................................     11
       6.         Selected Financial Data.....................................     12
       7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     12
      7A.         Quantitative and Qualitative Disclosures About Market
                  Risk........................................................     22
       8.         Financial Statements and Supplementary Data.................     22
       9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures...................................     23
      9A.         Controls and Procedures.....................................     23
      9B.         Other Information...........................................     23

                                        PART III
      10.         Directors and Executive Officers of Valley..................     24
      11.         Executive Compensation......................................     25
      12.         Security Ownership of Certain Beneficial Owners and
                  Management..................................................     25
      13.         Certain Relationships and Related Transactions..............     26
      14.         Principal Accountant Fees and Services......................     26

                                        PART IV
      15.         Exhibits, Financial Statements, Schedules and Reports on
                  Form 8-K....................................................     26
                  Signatures..................................................     27

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Valley National Gases, Incorporated, a Pennsylvania corporation, referred to as Valley, is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. Valley's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16% per year since Valley started business in 1958, increasing from $190,000 in that year to $154.5 million in fiscal 2004. In fiscal 2004, gases accounted for approximately 49.2% of net sales, welding equipment and supplies (generally referred to in the industry as "hard goods") accounted for approximately 35.0% of net sales, while cylinder rental, tank rental, delivery charges and compliance charges accounted for approximately 15.8% of net sales.

     Valley's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley's 64 distribution or retail locations. Valley also distributes propane to industrial and residential customers. Most customers pay a rental fee for use of company cylinders. Valley owns approximately 500,000 cylinders, which require minimal maintenance and have useful lives that Valley expects will average 30 years or longer depending upon the style. Valley selectively participates in the small bulk gas market through the supply of gases in cryogenic transports and the storage of gases in supplier provided cryogenic and propane tanks that are also rented to customers. Valley owns approximately 32,000 bulk propane tanks and 406 bulk cryogenic tanks, which have useful lives generally less than those of cylinders. In connection with the distribution of gases, Valley sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     Effective with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities", referred to as FIN 46R, in the third quarter of 2004 and the required consolidation of certain variable interest entities, Valley has two reportable segments: Valley and Variable Interest Entities (as defined below). Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's respective financial reporting system. See Note 1 to the financial statements. All inter-company activity is eliminated in consolidation.

     The Variable Interest Entities reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation, primarily purchases, develops, sells and/or leases real estate.

     The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. Valley considers each of the locations to be an operating segment as defined in FASB No. 131, although none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets). In addition, these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment and therefore they are aggregated into one reporting segment in accordance with FASB No. 131.

     Valley's current business strategy is to grow sales through the selective acquisition of other independent distributors and, to a lesser degree, through internally generated growth. Earnings growth is to occur from the additional sales, and from the implementation of policies and procedures which more effectively administer, control and monitor customer pricing. Earnings growth is also to occur through cost leveraging of operations and through the proper implementation of certain key operating procedures and staffing based upon "best practices" standards. Since Valley was founded in 1958 it has completed 70 acquisitions. Since July 1, 2002, however, Valley has acquired only one independent distributor, adding approximately $2 million in annualized sales. Valley's fiscal year 2003 and 2004 acquisitions of independent distributors have been purposely limited in order to better implement its improvement initiatives. However, management believes that, over the long term, there will continue to be attractive acquisition candidates available as a result of the consolidation trend in the industries in which Valley participates and that Valley will be able to successfully integrate acquired operations into its base business, generating growth and operational synergies. Valley expects that acquisitions will be financed primarily with internally generated funds and to a much lesser extent by borrowings under Valley's existing credit facility and seller financing. While highly focused on acquisitions, price attainment and cost leveraging, management believes that Valley's competitive strengths will allow it to continue to increase sales through internal growth.

INDUSTRY OVERVIEW

  GENERAL

     Historically, the industrial gas distribution business has had a base of customers engaged primarily in metal fabrication. In order to better serve these customers, industrial gas distributors have also traditionally sold welding equipment and supplies. As certain sectors of the economy have grown in areas such as electronics, chemicals and health care and as new applications for gases have developed, the customer base of the industry has significantly broadened to include almost every major industry, such as aerospace, beverages, environmental remediation, food processing, oil and gas and primary metals, in addition to metal fabrication.

     The industrial, medical and specialty gas industry consists of two major categories -- bulk and packaged gases. The bulk market consists of supplying gases to customers with large volume requirements, generally by truck or pipeline to a customer's facility, or in some cases by the actual construction of a gas production plant at a customer's site. The major gas producers in the United States primarily supply the "high volume" portion of this segment, although some large distributors, such as Valley, selectively participate in the lower volume end.

     Valley competes primarily in the packaged gas market, which consists of the packaging, mixing and distribution of gases to customers with smaller volume needs or requirements for specially blended or purified gases.

     Valley's management believes that the packaged gas market has annual sales of approximately $8 billion in the United States, including welding equipment and supplies. Participants in this market can be further divided into two groups -- large multi-state distributors with annual sales exceeding $25 million and smaller, privately-owned companies with few or single locations and annual sales below $25 million. Management also believes that large, multi-state distributors, including Valley, account for approximately 45% of sales in the packaged gas market. Management estimates that the remaining sales are generated by approximately 900 smaller distributors, many of which it believes are potential candidates for acquisition by larger distributors or industrial gas producers.

     Valley believes that the following characteristics make distribution of packaged gases attractive and different from ordinary industrial distribution:
(i) the production, packaging and mixing of gases, as well as the logistics of a large distribution network, require significant knowledge and expertise; (ii) the fact that customers expect technical support and assistance in a wide variety of gas applications; and (iii) the currently existing logistical framework is unlikely to change significantly because of the economics associated with the delivery and exchange of cylinders.

  INDUSTRY CONSOLIDATION

     The industry is undergoing consolidation, a trend which began in the early 1980s. Valley believes there are many reasons for this trend, including the following:

     - Owners of smaller gas distribution companies are reaching retirement age without qualified succession.

     - Changes in technology are providing opportunities for more efficient and effective pricing, order entry, inventory and distribution management. Larger distributors are more likely to have the capital and human resources to take advantage of these opportunities, thereby creating greater margin, cost and service reliability advantages.

     - Larger customers are demanding additional services from their suppliers in such areas as automated order entry, automated restocking and applications technology support. These services require an investment in technology and equipment that many smaller distributors are incapable or unwilling to make.

     - The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires expertise and expense, which is difficult for smaller distributors to access, maintain and afford. Several major gas producers no longer provide full service support to distributors, which service support had historically included manuals, audits and training.

     Valley believes this consolidation trend will continue, providing opportunities for those distributors, such as Valley, which have the financial and human resources to acquire and effectively assimilate acquisitions into their base business. Valley believes that distributors who fail to participate successfully in this consolidation trend and achieve a strong or leading position in their market areas may be at a disadvantage in the long term.

     In recent years, the propane industry has also been undergoing consolidation for many of the same reasons as the industrial gas industry. Valley has been taking advantage of this consolidation trend through selective acquisitions. Except for several large companies, the propane distribution industry is also highly fragmented. Industry sources indicate there are approximately 7,000 retail propane companies operating 13,500 local distribution centers nationwide. Valley believes that the 20 largest propane distributors, of which Valley is one, have a 50% share of the approximately nine-billion gallon annual market.

  ECONOMIC CHARACTERISTICS OF THE INDUSTRIAL GAS INDUSTRY

     The industrial gas industry is mature with historical real growth consistent with growth in the overall economy. From market to market, there can be significant variations in growth based upon the nature of the industries which predominantly affect specific markets. Gas sales tend to be less adversely impacted by a decline in general economic conditions than the sale of welding equipment and supplies. Management believes that the industrial gas distribution business is somewhat resistant to downturns in the business cycle due to the following factors: (i) the industry has a broad and diverse customer base; (ii) gases frequently represent a fixed component of operating costs, which does not decline with production levels; (iii) gases are required for maintenance and renovation activities, which tend to increase during economic downturns; (iv) industries less impacted by economic downturns are major purchasers of industrial gases; and (v) gas purchases represent a small portion of operating expenses and, therefore, are not typically a large cost-cutting item for purchasers. The total market for industrial gases has continued to expand due to strong growth in certain industries, such as electronics, food processing and health care, and significant growth from new applications for industrial gases. However, other activities which use industrial gases, such as metal fabrication, have declined in recent years.

     The propane distribution industry is also a mature industry with growth consistent primarily with housing starts, energy consumption and replacement of alternate fuels. The cost of propane per BTU compares favorably with heating oil and natural gas but is much less costly than electricity. Although there are commercial and industrial applications for propane, which include forklift motors, agriculture and heat-treating, the majority of distributor propane sales are in support of residential heating. Because the supplier typically owns most of the storage tanks which are used for propane home heating, good service and the inconvenience of changing tanks normally results in minimal account turnover. Home heating propane also typically is resistant to economic downturns but is influenced by seasonal temperature variation or "degree days". With new construction resulting in larger houses, there has been a corresponding increase in demand. From area to area, there can be a significant variation in demand, which is not only dependent on housing growth but also the availability of alternate sources of energy.

BUSINESS STRATEGY

     Valley has implemented a strategic plan primarily focused on earnings improvement rather than short term sales growth. The plan reflects a concerted effort to improve variable margins and reduce operating expenses to historical levels. The plan calls for real internal growth above the Gross National Product from Valley's propane product line only, with all other products providing growth at or slightly below the Gross National Product. Fiscal years 2003 and 2004 were focused on returning Valley to acceptable levels of profitability. Valley plans to resume growth through acquisitions beginning in fiscal year 2005. Variable margin improvement will result from policies, procedures, software design changes and training, which support proper product discounting (primarily hard goods) by branch personnel. To a lesser degree, margin improvement will also result from private labeling certain hard goods and preferentially selling products from suppliers which will provide higher margins. Operating expenses, measured as a percentage of sales, will be systematically reduced to levels consistent with pre fiscal year 2002 historical averages. Reductions will occur in most categories of expenses, with the most significant impact occurring from reductions in staff. The limited acquisition effort, which will begin again in fiscal year 2005, will be funded primarily through internally generated funds. Opportunities given serious consideration must be capable of providing Valley with value added through consolidation and rationalization of assets and personnel. Valley may also consider debt financing to accommodate a reasonable size "one chance" acquisition opportunity, if it were to develop. If a larger acquisition opportunity were to become available, Valley may also consider issuing additional equity to supplement its then available senior debt resources.

  DEVELOP OR ENHANCE UNIFORM MARKETING PRACTICES

     Valley's acquisition strategy has created a diversified cultural base of employees, whose operating practices are often the result of various past ownership philosophies and management styles. The creation of a unified organization with a common focus, common objectives and common practices is critical if customer service, pricing and operating costs are to be optimized. To accomplish this requires Valley management to develop and provide: (i) clearly stated polices and procedures, which are based upon an accurate understanding of the needs and characteristics of each size and class of customer; (ii) required capital assets, such as containers and vehicles to respond to customer needs; and (iii) a management information system which facilitates detailed customer and local market intelligence. Valley believes significant margin improvement will result from the further development and better utilization of its management information systems by providing the ability to effectively limit unnecessary discounting, supporting the adherence to uniform policies and procedures, taking advantage of volume discount purchases not available to smaller competitors and selling more private label products.

  ACHIEVE AN OPTIMAL COST PROFILE

     Valley is striving to produce, package and market its products and services at optimal cost. An optimal cost position should be achieved by increasing branch size, staffing all locations based upon recognized standards and minimizing the size and increasing the value-added effectiveness of corporate staff. Valley believes it will be successful in optimizing both its cost position and its overall financial performance by recognizing and responding to the uniqueness of each market area. Where branch size is sub-optimal, Valley has and will develop alternatives to increase size through acquisitions and limited product diversification. Valley has implemented a "best practices" effort involving identification of the most effective method of performing a specific activity, such as the effective selection of product lines and brands, and has adopted procedures and training to implement the practice as a standard throughout Valley's operations.

     Valley believes the selective addition of complementary product offerings will enable it to better serve its diverse, expanding customer base, reach new customers, increase sales in existing locations and leverage its distribution system. Valley has focused and will continue to focus on expanding propane, its main complementary product line. The addition of propane distribution at existing locations has proven advantageous by providing the opportunity to leverage fixed costs at existing locations, thereby creating economies of scale. Certain locations are more attractive for propane distribution due primarily to residential growth potential, availability of competing sources of energy and existing branch size.

  GROWTH THROUGH ACQUISITIONS

     Prior Acquisitions. Since the formation of Valley in 1958, Valley has completed the acquisition of 70 distributors. Valley's acquisitions historically have been financed through debt, although Valley expects that future acquisitions will be financed, primarily with internally generated funds, supplemented with limited borrowings under Valley's existing credit facility, and acquisition-specific seller financing. Valley does not currently intend to issue shares of its common stock or other securities in order to finance its acquisitions, but may in the future elect to do so as described above.

     Acquisition Strategy. Valley intends to continue to focus its acquisition efforts in market areas where Valley has an existing presence. Over the next five-year period, Valley expects its expenditures for acquisitions to be below pre-fiscal year 2003 historical levels unless opportunities develop in locations and at prices which would justify additional capital expenditures. Valley believes there are many potential acquisition target companies with operations in these market areas. Valley seeks to achieve operating efficiencies when it acquires a distributor in an overlapping or contiguous market area by closing redundant locations, eliminating a significant portion of the acquired distributor's overhead and consolidating distribution routes. Acquisitions in new markets allow Valley to achieve limited operating efficiencies through volume discounts on purchases, lower administrative and professional expenses and the purchase of new equipment to replace inefficient and previously leased equipment at relatively expensive lease rates.

     Valley believes that its principal competitive advantages in acquiring distributors are (i) its flexibility in structuring acquisitions to meet the concerns of sellers; (ii) its ability to offer sellers a continuing role in management; (iii) its ready access to financial resources; and (iv) its methodology in assimilating acquisitions. Valley also believes that it has a well-organized acquisition approach, which utilizes individuals who are well respected in the industry and who have extensive experience in evaluating and negotiating transactions with distributor owners. Based upon Valley's experience, price is not always the primary determining factor in a selling distributor's choice of a buyer. Rather, most owners of independent distributors are sensitive as to whom they sell their business and have concern for the well being of their employees following the acquisition. Valley has found that relationships, existing competitive rivalry and reputation are key elements in the success of acquiring most small, privately-owned distributors.

     Competition for Acquisitions. In seeking to acquire distributors, Valley competes with a limited number of major industrial gas producers, as well as national and regional gas distributors. The largest national distributor is Airgas, Inc., referred to as Airgas, which has been growing through acquisitions since the mid-1980s. Valley expects that Airgas will continue to selectively acquire distributors in the future, and in some situations will compete with Valley for acquisitions. Valley believes that the major industrial gas producers have self-imposed size and geographic constraints with respect to acquiring independent distributors. Valley also believes that several major industrial gas producers have eliminated or limited their acquisition efforts due primarily to the difficulty of resolving management differences, cultural differences and cost structure differences between the small, privately-held business and the large multinational corporation. With fewer strategic buyers, Valley believes that the prices paid for independent distributors will generally decrease to the level of the 1980s, when such price consisted primarily of the adjusted asset value of a distributor plus a small premium.

     The smaller, independent distributors with which Valley competes for acquisitions generally do not consider acquisitions beyond their immediate geographic region. Historically, small independent distributors are unwilling to assume the financial risk associated with buying out a competitor.

     Acquisition Process. Valley has established formal procedures for locating, investigating and valuing potential distributor acquisitions. Criteria used by Valley in evaluating potential acquisitions include (i) a history of profitability; (ii) a realistic projection of future performance; (iii) a sales mix with the potential to become weighted towards the sale of gases, which generally have higher profit margins than welding equipment and supplies; (iv) a cylinder gas market which is serviced primarily by independent distributors as opposed to industrial gas producers; and (v) a team of available, qualified management and key personnel.

  ENHANCE ORGANIZATIONAL STRENGTH

     Valley believes that to attract and maintain customers it must have a skilled, responsive work force dedicated to providing excellent service. Valley works to instill a service culture through various operational policies. Valley places special emphasis on customer service, including the ability to quickly respond to technical questions on products and applications. Valley believes this is a significant advantage provided to customers.

     Valley strives to utilize fully its existing management resources. Beginning in fiscal year 2002, Valley has been realigning certain reporting relationships to place operating and key customer account responsibility at the local market level. These changes also allowed Valley to redirect the focus of support management efforts to important functions, such as non-key customers, logistics, training, and the formulation of standard practices and procedures, which are vital to Valley's financial growth. During fiscal year 2003 and 2004, Valley replaced certain members of its executive management in order to improve its strategic focus.

PRODUCTS

     Gases packaged and distributed by Valley include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide, specialty gases and propane. Specialty gases include rare gases, high-purity gases and blended, multi-component gas mixtures. In connection with the distribution of gases, Valley sells welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

     While primarily a packager and distributor of gases, Valley also manufactures a portion of its acetylene requirements at its facilities in West Mifflin and Eddystone Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2004, acetylene accounted for approximately 3.0% of net sales.

     Valley sells propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather, with consumption as a heating fuel peaking sharply in winter months.

     Financial information by product is prepared and evaluated on a location basis. (See segment discussion in Part 1 -- Item 1 -- Business -- Overview)

     The following table sets forth the percentage of Valley's net sales for the fiscal years ended June 30, 2002, 2003 and 2004 for each of the following products and services:

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                              2002     2003     2004
                                                              ----     ----     ----
Propane.....................................................   17.6%    24.5%    26.4%
Gases.......................................................   25.0     23.1     22.8
                                                              -----    -----    -----
Total gases.................................................   42.6     47.6     49.2
Welding equipment and supplies..............................   41.0     36.3     35.0
Cylinder rent, delivery and compliance......................   16.4     16.1     15.8
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

CUSTOMERS

     Valley currently has more than 159,000 customers, none of which accounted for more than 1.0% of net sales in fiscal 2004. In fiscal 2004, major industry categories served by Valley included manufacturing which represented 15% of Valley's net sales, industrial -- 11%, metal production and fabrication customers -- 10%, construction -- 9%, health care -- 6% and mining, oil and chemicals -- 5%. The customer base also includes smaller distributors in close proximity to one of Valley's larger facilities, making it economically advantageous to purchase certain products from Valley.

     Valley believes that the packaged gas industry has been characterized by relatively high customer loyalty because of the importance of quality service and personal relationships. This characteristic has made it difficult for new entrants in a geographic market to acquire existing customers. However, service requirements for certain large customers are becoming more demanding and sophisticated, and Valley expects that this will result in more account turnover in the future.

     For some larger volume customers, bulk cryogenic products are delivered in transports to cryogenic tanks at the customer location. Valley serves small bulk customers only where it can compete effectively with producers, primarily on the basis of service and the supply of other products, such as cylinder gases and hard goods.

SALES AND MARKETING

     The distribution of most packaged gases is most economically performed within approximately a thirty-mile radius of the product packaging or inventory location due primarily to costs associated with delivery of cylinders. Therefore, the estimated national market of $8 billion consists of hundreds of regional markets with an estimated annual size of $5 million to $100 million. Valley believes that the average market size is approximately $25 million. Valley solicits and maintains business primarily through a direct selling effort using an experienced sales force of approximately 63 sales representatives. Sales representatives receive continuous training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, Valley's sales representatives have more than ten years of industry experience. Sales representatives are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, sales representatives make joint sales calls with Valley suppliers to address difficult or innovative application requirements. Valley has been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. Valley believes that electronic commerce conducted through the internet, or e-commerce, will become an important method in attracting and maintaining some customers in the future. Valley plans to continue developments in this area.

     Smaller accounts are usually served from "walk in" retail locations, where gases and hard goods are picked up rather than delivered. Each retail location contains a showroom to allow customers easy access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics rather than suitability for "walk in" retail sales. Valley's advertising efforts are limited primarily to the residential propane market as management does not consider advertising to be a significant factor in generating sales.

COMPETITION

     Competition is almost always on a regional market basis and for packaged gases is based primarily on customer loyalty, service and, to a lesser extent, price. Customer loyalty can be lessened when businesses are acquired. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. Valley competes in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, Wisconsin and Florida. Valley believes it has a strong or leading position in most of the markets it serves.

     While Valley competes with the distribution subsidiaries of the major industrial gas producers, Valley does not believe that the production of industrial gas provides these producers with a significant competitive advantage. In most cases, the cost for base gases represents a relatively minor component of the total cost in comparison to the packaging and distribution expenses.

SUPPLIERS

     Valley purchases industrial gases pursuant to short-term supply arrangements having no minimum commitments and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 45.0% of Valley's gas purchases in fiscal year 2004. If any of these arrangements were terminated, Valley believes it would be able to readily secure an alternate source of supply.

     Valley purchases welding equipment and consumable supplies from approximately 49 primary vendors, of which purchases from the top five vendors represented approximately 64.0% of total purchases in fiscal year 2004. Purchases from major vendors are made pursuant to purchase orders that are cancelable by Valley upon minimal notice. With supplier overcapacity in most product lines and high competitive rivalry for volume purchasers, large distributors, such as Valley, are generally able to purchase welding equipment and supplies from the vendor of their choice. This enables Valley to participate in vendor discount and rebate programs and obtain products at competitive costs.

     Valley purchases propane from pipeline sources at various supply points in its market areas from approximately five primary vendors. One such vendor accounted for 65.0% of total propane purchases in fiscal year 2004, generally on a short-term basis at prevailing market prices. Valley historically has been able to adjust prices to customers to reflect changes in product cost, which varies with season and availability. Valley is not dependent upon any single supplier for propane and supplies have historically been readily available. A significant portion of Valley's propane sales are made to industrial customers. As a result, Valley's sales are less seasonal than those of many competitors who focus on the residential market. Because of Valley's off-peak seasonal demand, Valley believes that it would be less likely than other distributors to be placed on allocation by suppliers during a period of tight supply and accordingly would receive adequate supplies to meet customer demand.

EMPLOYEES

     At June 30, 2004, Valley employed 647 people, compared to 678 at June 30, 2003. Approximately 13.0% were covered by collective bargaining agreements. Historically, Valley has not been adversely affected by strikes or work stoppages. Approximately 62.0% of Valley's employees are hourly workers. Valley believes it has a skilled and motivated work force and that its relationship with employees is good. Valley believes that its wages and benefits, which reflect local conditions, are competitive with those provided by major competitors. All of Valley's hourly employees are currently paid wages at a rate that exceeds the current and federally mandated increases in the minimum wage. Valley believes it would not be materially impacted by future increases in the minimum wage.

     Valley believes that continuing education is necessary for its employees to achieve and maintain the skills required to be effective in today's competitive environment. Valley provides a variety of training programs to its employees through modules maintained on the internet. This provides consistent, low-cost training across the entire organization. Key suppliers also provide employees product training relating primarily to welding and gas application technology at Valley's various locations.

REGULATORY MATTERS

     Valley is subject to federal and state laws and regulations adopted for the protection of the environment, and the health and safety of employees and users of its products. In addition, Valley voluntarily complies with applicable industry safety standards. Management believes that Valley is in substantial compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards does not have a material adverse effect on Valley.

PRODUCT LIABILITY AND INSURANCE

     Valley maintains insurance coverage which it believes to be adequate. The nature of Valley's business may subject it to product liability lawsuits. To the extent that Valley is subject to claims which exceed or are outside of its liability insurance coverage such suits could have a material adverse effect on Valley. Valley has not suffered any material losses from such lawsuits in the past.

VARIABLE INTEREST ENTITIES

     Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as the Variable Interest Entities, primarily including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation. The purpose of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases to preserve its capital to support its growth through acquisition strategy. Valley's Chairman, who is the beneficial owner of 75% of Valley's common stock, also beneficially owns more than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of these Variable Interest Entities. Additionally, the creditors and beneficial interest holders of these entities have no recourse to the general credit of Valley.

     Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R and have been consolidated as required.

SEGMENT INFORMATION

     Financial information regarding Valley's segments is contained in the financial statements included in this report.

ITEM 2.  PROPERTIES

     Valley owns approximately 500,000 cylinders, 32,000 bulk propane tanks and 406 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that Valley expects will extend on average for 30 years or longer.

     Valley has 64 industrial gas and welding supply distribution locations in 11 states, 31 of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. Valley's Corporate operations are located in 20,000 square feet of leased space in Wheeling, West Virginia and its Executive offices are located in 3,000 square feet of leased space in Washington, Pennsylvania.

     Historically, most of the specialty gas products sold by Valley were purified, packaged and mixed at Valley's facility in Cranberry Township, Pennsylvania. During 2003, Valley concluded that service to its customers and its cost structure would be improved by consolidating this facility into nearby operations. This transition was concluded during fiscal year 2004 without a significant impact to Valley's results of operations.

     Valley's facilities are leased on terms that Valley believes are consistent with commercial rental rates prevailing in the surrounding rental market. All of Valley's major facilities are leased under long-term arrangements. Valley believes that its facilities are adequate for its needs and that its properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. Valley, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. Valley has not to date suffered any material loss as a result of any such lawsuit. Valley maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as Valley believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. There are no known claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of Valley.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2004.

                                    PART II

ITEM 5.  MARKET FOR VALLEY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Valley's common stock is traded on the American Stock Exchange under the symbol "VLG".

     The range of daily closing prices per share for Valley's common stock from July 1, 2002 to June 30, 2004 was:

YEAR ENDED JUNE 30, 2004:                                      HIGH     LOW
-------------------------                                      ----     ---
Fourth quarter..............................................  $10.65   $8.81
Third quarter...............................................  $10.30   $6.90
Second quarter..............................................  $ 7.01   $5.30
First quarter...............................................  $ 6.09   $4.90

YEAR ENDED JUNE 30, 2003:                                     HIGH     LOW
-------------------------                                     ----     ---
Fourth quarter..............................................  $6.45   $5.25
Third quarter...............................................  $5.78   $5.12
Second quarter..............................................  $6.40   $5.50
First quarter...............................................  $7.00   $6.15

     The reported last sale price of Valley's common stock on the American Stock Exchange on September 13, 2004 was $9.11.

     On September 13, 2004, there were 91 record holders of Valley's common stock.

     For the year ended June 30, 2004, Valley has authorized a $.09 dividend per share to be paid on October 1, 2004 to shareholders of record as of September 1, 2004.

     Valley's new credit facility allows for the payment of cash dividends on Valley's capital stock up to the limit established in the credit agreement. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 15.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for Valley is presented in the table below and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Valley's consolidated financial statements included in Item 15 herein.

                                                          YEARS ENDED JUNE 30,
                                          ----------------------------------------------------
                                            2000       2001       2002       2003     2004(2)
                                            ----       ----       ----       ----     -------
                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA):
Operating Results:
  Net sales.............................  $126,080   $141,342   $144,523   $151,232   $154,456
  Depreciation and amortization(1)......     9,386     10,173      7,708      8,900      7,474
  Operating income......................    11,263     12,928     12,721      6,820     18,193
  Interest expense......................     5,334      6,619      5,947      6,623      5,657
  Income taxes..........................     2,836      3,059      2,994        151      4,520
  Net income............................     3,610      3,893      4,220        236      7,680
  Basic earnings per share..............  $   0.39   $   0.42   $   0.45   $   0.03   $   0.82
  Diluted earnings per share............  $   0.39   $   0.42   $   0.45   $   0.03   $   0.81
Weighted average shares.................
  Basic.................................     9,348      9,348      9,348      9,350      9,381
  Diluted...............................     9,353      9,368      9,399      9,393      9,444
Balance Sheet Data:
  Working capital.......................    11,268     14,384     15,410     10,702      9,881
  Total assets..........................   131,943    144,976    154,613    149,215    157,335
  Current portion of long-term debt.....     7,065      6,715      6,319      5,916      2,652
  Long-term debt........................    68,818     76,415     74,659     67,642     62,286
  Other non-current liabilities.........    12,169     14,851     22,484     23,057     24,017
  Stockholders' equity..................    30,654     33,604     36,634     36,143     46,108

---------------

(1) Effective July 1, 2001, Valley changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service. See Note 3 to the financial statements.

    Effective July 1, 2001, Valley changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In fiscal year ended June 30, 2000 and 2001 respectively, goodwill amortization expense of $1.8 and $2.1 million was recorded. See Note 5 to the financial statements.

(2) Operating and administrative expenses for the three months and twelve months ended June 30, 2004 include a reduction of $0.8 million in rent expense, partially offset by other expenses, as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley as of March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Valley is a leading packager and distributor of industrial, medical and specialty gases, welding equipment and supplies and propane in 11 states in the eastern United States. Valley's net sales have grown, primarily as a result of acquisitions, at a compound annual rate of approximately 16.0% per year since Valley started business in 1958, increasing from $190,000 in that year to $154.5 million in fiscal 2004. In fiscal 2004, gases accounted for approximately 49.2% of net sales, welding equipment and supplies accounted for approximately

35.0% of net sales, while cylinder rental, tank rental, delivery charges and compliance charges accounted for approximately 15.8% of net sales.

     Valley believes it has been successful in executing its strategy of growth through acquisitions, having completed 54 acquisitions since 1990. Some acquisitions have had, and Valley expects that some future acquisitions will have, a dilutive effect upon Valley's income from operations and income before tax for a short period following consummation. This temporary dilution occurs because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and real sales growth, occur over a period ranging from two to eight quarters, depending upon the complexity of integrating each acquisition into Valley's existing operations. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. In most cases, operating cash flow of an acquired business is positive in a relatively short period of time. For many acquisitions, Valley believes that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded.

     Valley's results are subject to moderate seasonality, primarily due to fluctuations in the demand for propane, which is highest during winter months falling in Valley's second and third fiscal quarters. Seasonality of total sales has increased as propane sales have increased as a percentage of total sales.

     Operating and administrative expenses are comprised primarily of salaries, benefits, transportation equipment operating costs, facility lease expenses and general office expenses. These expenses are generally fixed on a quarter-to-quarter basis. Valley believes that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses.

     Historically, Valley's gross profit margins as a percentage of sales have been higher on the sale of gases than on the sale of welding equipment and supplies. Future acquisitions may affect Valley's gross profit margins as a percentage of sales depending upon the product mix of the acquired businesses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in Valley's consolidated statements of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of continuing trends.

     As of March 31, 2004, Valley consolidated variable interest entities as required under FIN 46R. Accordingly, fiscal 2004 results include three months of operations of these entities. It is anticipated that fiscal 2005 will include twelve months operations of these entities.

                                                              AS A PERCENTAGE OF NET SALES
                                                                   YEARS ENDED JUNE 30
                                                              -----------------------------
                                                               2002       2003       2004
                                                               ----       ----       ----
Net sales...................................................   100.0%     100.0%     100.0%
Cost of products sold, excluding depreciation and
  amortization..............................................    47.0       48.4       46.3
                                                               -----      -----      -----
Gross profit................................................    53.0       51.6       53.7
Operating and administrative expenses.......................    38.9       41.2       37.0
Depreciation and amortization...............................     5.3        5.9        4.8
                                                               -----      -----      -----
Income from operations......................................     8.8        4.5       11.9
Interest expense............................................     4.1        4.3        3.6
Other income................................................     0.3        0.1        0.1
                                                               -----      -----      -----
Earnings before minority interest...........................     5.0        0.3        8.4
Minority interest...........................................      --         --        0.5
                                                               -----      -----      -----
Earnings before taxes.......................................     5.0        0.3        7.9
Provision for income taxes..................................     2.1        0.1        2.9
                                                               -----      -----      -----
Net earnings................................................     2.9%       0.2%       5.0%
                                                               =====      =====      =====

  COMPARISON OF YEARS ENDED JUNE 30, 2004 AND 2003

     Net sales increased 2.1%, or $3.2 million, to $154.5 million for the year ended June 30, 2004 from $151.3 million for the year ended June 30, 2003. Acquisitions made during the preceding twelve months contributed $0.1 million of the increase in net sales for the year ended June 30, 2004, while same-store sales increased $3.1 million or 2.1% for such twelve month period. Propane sales increased $3.7 million on a same-store basis compared to the prior year period, reflecting $3.3 million in price inflation and $0.4 million increase due to increase in the volume of propane sold. Same-store bulk propane gallons sold were down 0.1% for the year reflecting reduced demand due to warmer than average temperatures as compared to the prior period. Sales of hard goods decreased $0.8 million from the prior year on a same-store basis, reflecting the effect of the decline in the economy during the period and Valley's decision to reduce activity with selective low margin accounts. Gases and cylinder revenue represented 65.0% of net sales for the year ended June 30, 2004, with hard goods representing 35.0%. In comparison, gases and cylinder revenue represented 63.7% of net sales for the year ended June 30, 2003, with hard goods representing 36.3%.

     Gross profit, which excludes depreciation and amortization, increased 6.2%, or $4.8 million, to $82.9 million, for the year ended June 30, 2004, as compared to $78.1 for the year ended June 30, 2003. Acquisitions made since the prior year contributed $0.1 million of increase in gross profit while same-store gross profit increased by $4.7 million. Gross profit as a percentage of net sales was 53.7% for the year ended June 30, 2004, compared to 51.6% for the year ended June 30, 2003, primarily reflecting improvements in gross profits for hard goods as average price realization increased and the non-recurrence of a charge of $1.4 million for disposal of slow-moving hardgoods inventory in the fiscal year ended June 30, 2003. Valley believes that these results reflect its efforts to implement a more standardized pricing policy for its products and services.

     Operating and administrative expenses decreased 8.2%, or $5.1 million, to $57.2 million for the year ended June 30, 2004. Approximately $0.7 million of this decrease is due to a net reduction in expenses resulting from the consolidation under FIN 46R, of Variable Interest Entities owned by a related party that leases property to Valley. In addition, this reduction reflected, primarily, the results of Valley's cost reduction initiatives and was partially offset by the cancellation of related party lease obligations of $0.5 million. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. Lastly, the fiscal year 2003 results included charges associated with Valley's repositioning and strengthening program totaling $2.6 million for the year. Operating and administrative expenses as a percentage of sales were 37.5% for the year ended June 30, 2004, as compared to 41.2% for the year ended June 30, 2003.

     Depreciation and amortization expense decreased $1.4 million for the year ended June 30, 2004, as compared to the year ended June 30, 2003, primarily as a result of certain intangibles becoming fully amortized, partially offset by depreciation expense related to the Variable Interest Entities which totaled $0.1 million during the three months since the March 31, 2004 consolidation.

     Interest expense decreased $1.0 million to $5.6 million for the year ended June 30, 2004, as compared to $6.6 million for the year ended June 30, 2003, reflecting primarily the effect of reduced outstanding debt balances and lower interest rates due to improved financial performance. Included in interest expense was a decrease of $189,630 and $4,711 for the years ended June 30, 2004 and June 30, 2003, respectively, to record changes in the fair market value of Valley's interest rate swap agreements under SFAS No. 133. Interest expense also included $0.1 related to the Variable Interest Entities since the March 31, 2004 consolidation.

     Other income increased $0.4 million year to date, as compared to prior year comparable periods primarily due to income earned by the Variable Interest Entities which was not related to the leasing of properties to Valley.

     Minority interest earnings reflect the elimination of net pre-tax income earned during the quarter by the Variable Interest Entities since Valley has no direct ownership interest in these entities. The amount eliminated is primarily the reduction in rent expense and other income noted above, partially offset by expenses incurred by the entities.

     The Company's effective tax rate decreased from 39.0% for the prior year to 37.0% for the current year due to a tax benefit of approximately $0.2 million relating to the donation of inventory to a qualified charitable entity, which resulted in a tax deduction for the fair market value of the inventory.

     For the reasons state above, net income increased to $7.7 million for the year ended June 30, 2004, as compared to $0.2 million for the fiscal year ended June 30, 2003. Diluted earnings per share were $0.81 for fiscal year 2004, as compared to $0.03 for fiscal year 2003. Diluted weighted average shares outstanding for fiscal year 2004 were 9,426,609, as compared to 9,392,885 for fiscal year 2003.

  COMPARISON OF YEARS ENDED JUNE 30, 2003 AND 2002

     Net sales increased 4.6%, or $6.7 million, to $151.2 million from $144.5 million for the years ended June 30, 2003 and 2002, respectively. Acquisitions made during the preceding twelve months contributed $3.2 million of the increase in net sales, while same-store sales increased $3.5 million or 2.4% (5.1% decrease without propane). Valley sells propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months. Propane sales increased $9.7 million, or 38.1%, on a same-store basis, reflecting $3.1 million in price inflation and a $6.6 million increase in the volume due to colder than normal temperatures during the past heating season and internal growth. Gases and cylinder rent represented 63.7% of net sales for the year, with hard goods representing the remaining 36.3%. In comparison, net sales for the prior year reflected gases and cylinder rent of 59.0% and hard goods of 41.0%.

     Gross profit, which excludes depreciation and amortization, increased 1.9%, or $1.5 million, to $78.1 million for the year, compared to $76.6 million for the prior year. Acquisitions made during the preceding twelve months contributed $1.9 million of the increase in gross profit. Same-store gross profit decreased $0.4 million, which included a $1.4 million non-recurring charge for disposal of slow-moving hard goods inventory. Gross profit as a percentage of net sales was 51.6% for the year, compared to 53.0% for the prior year.

     Operating and administrative expenses increased 11.0%, or $6.2 million, to $62.4 million for the year, compared to $56.2 million for the prior year. Of this increase, $1.4 million was related to acquired businesses, with the balance of the change, or $4.8 million, attributable to same-store expenses. The increase in same-store operating expenses included $1.9 million of non-recurring charges relating to severance of personnel, termination of an airplane lease, conversion of Company provided vehicles to employee owned vehicles and unclaimed property audits. These charges resulted from Valley's repositioning and upgrade initiatives that were undertaken late in fiscal year 2003 to reduce its on-going cost structure, upgrade personnel and improve efficiency. Operating expenses also increased as a result of increased bad debt, settlement of sales and use tax audits with several states, increased liability insurance expense and an increase in estimated health insurance claims including claims incurred but not reported. Valley increased its accrual for estimated unpaid claims by $0.7 million, in the fourth quarter of fiscal year 2003 as a result of this change. Depreciation and amortization expense increased $1.2 million for the fiscal year, compared to the prior year. This increase was primarily attributable to non-recurring charges of $1.2 million relating to write-off of non-compete agreements held with former executives, which Valley determined to no longer be of value, based upon a review of each individual's circumstances and the probability of effect on Valley's performance and accelerated depreciation associated with leasehold improvements at facilities being closed by Valley. For each of the facilities being closed, Valley determined the expected date for operations to cease and revised the estimated useful lives for applicable assets accordingly. These initiatives were implemented during the fourth quarter of fiscal year 2003 by Valley in order to reduce its cost structure and to improve its operating efficiency.

     Interest expense increased 11.4%, or $0.7 million, to $6.6 million for the year, compared to $5.9 million for the prior year. This increase reflected higher interest rates and fees associated with the amendment of Valley's credit facility, and was partially offset by lower average debt balances.

     Valley's effective tax rate decreased from 41.5% for the prior year to 39.0% for the current year as a result primarily of changes in estimates for federal and state accrued taxes.

     Net income for the year was $0.2 million, compared to $4.2 million for the fiscal year ended June 30, 2002. Diluted earnings per share were $0.03 for fiscal year 2003 compared to $0.45 for fiscal year 2002. Diluted weighted average shares outstanding for fiscal year 2003 was 9,392,885 compared to 9,398,514 for fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Valley has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

     At June 30, 2004, the Company had working capital of approximately $9.9 million, as compared to $10.7 million as of June 30, 2003, reflecting primarily the reduction in inventory of $0.6 million and the reduction of accounts receivable of $0.3. Funds provided by operations for the year ended June 30, 2004 were approximately $20.5 million, as compared to $16.5 million for the year ended June 30, 2003. This increase of $4.0 million is primarily attributable to the $7.4 million increase of net income, receipt of an income tax refund of $1.2 million, the non-recurrence of inventory write offs of $1.2 million and reduction in inventory of $3.8 million. Funds used for investing activities were approximately $7.1 million for the year ended June 30, 2004, consisting primarily of capital spending, as compared to $7.3 million for the year ended June 30, 2003. Valley anticipates capital expenditures of approximately $7.0 million for fiscal year June 30, 2005. Valley has committed $1.9 million of the $7.0 million for the purchase of distribution vehicles to be delivered in fiscal 2005. Funds used for financing activities for the year ended June 30, 2004 were approximately $14.7 million from net payments of debt, compared to $8.6 million for the year ended June 30, 2003. The Company's cash balance decreased $1.2 million during the year ended June 30, 2004 to $0.5 million.

     At June 30, 2003, the Company had working capital of approximately $10.7 million, compared to $15.4 million as of June 30, 2002, reflecting primarily the reduction in inventory levels. Funds provided by operations for the twelve months ended June 30, 2003 were approximately $16.5 million, compared to $16.7 million for fiscal year 2002. Funds used for investing activities were approximately $7.3 million for the twelve months ended June 30, 2003, consisting primarily of capital spending and acquisitions, compared to $12.7 million in fiscal year 2002. Funds used for financing activities for the twelve months ended June 30, 2003 were approximately $8.6 million from net payments of debt, compared to $3.4 million for 2002. The Company's cash balance increased $0.6 million during the twelve months to $1.8 million.

     On June 30, 2003, Valley entered into a third amendment to its second amended and restated credit agreement changing the covenant requirements and the interest rate pricing grid. The maximum revolving note borrowings under this agreement was $68.5 million with a June 28, 2005 maturity date at June 30, 2003.

     On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes described above. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement.

     The weighted average interest rate for substantially all of the borrowings under the credit facility was 2.64% as of June 30, 2004. As of June 30, 2004, availability under the revolving loan was approximately $18.0 million, with outstanding borrowings of approximately $55.4 million and outstanding letters of credit of approximately $1.6 million. The credit facility is secured by all of Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2004, Valley is in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

     The Variable Interest Entities debt, in the amount of $6.7 million, consists primarily of asset-backed mortgages for real estate. This debt has various interest rates ranging from 3.5% to 7.0% and various maturities from 2004 to 2016. Certain mortgages are personally guaranteed by the Chairman of Valley.

     Valley is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 3.75% to 10.0% per annum and maturities through 2010. The outstanding balance of these notes as of June 30, 2004 was $2.9 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley's credit facility.

     Valley enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.

     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in Valley's debt portfolio. Valley enters into these agreements to change the variable/fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, Valley enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of June 30, 2004, Valley had $55.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.1% versus a receive rate of 1.2%.

     Valley has previously entered into a put/call option agreement with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million, which includes a non-refundable payment of $1 million previously paid for this option. Valley believes that it will have adequate capital resources available to fund this acquisition and be in compliance with its debt covenant requirements at such time that the option is exercised.

     Valley believes that cash generated from operations, borrowing availability under its credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy Valley's requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months. Valley has no plans at this time to issue additional shares of common stock although it may consider issuing additional shares in the future as an acquisition currency if a large acquisition opportunity were to develop in the future. See Item 1. Business. "Industry Overview -- Business Strategy."

     The schedule of maturities by segment of the Company's debt for the next five years and thereafter is as follows:

                                                               VARIABLE
FISCAL YEAR ENDING JUNE 30,               VALLEY          INTEREST ENTITIES          COMPANY
---------------------------               ------          -----------------          -------
2005..................................  $ 1,105,622           $1,546,312           $ 2,651,934
2006..................................      762,056              823,812             1,585,868
2007..................................      546,551              806,333             1,352,884
2008..................................      189,580              790,334               979,914
2009..................................   55,534,665              692,194            56,226,859
Thereafter............................       93,733            2,046,782             2,140,515
                                        -----------           ----------           -----------
  Total...............................  $58,232,207           $6,705,767           $64,937,974
                                        ===========           ==========           ===========

     The following table represents the Company's contractual obligations at June 30, 2004:

                                                  PAYMENTS DUE BY PERIOD
                              ---------------------------------------------------------------
                                            LESS THAN                               MORE THAN
CONTRACTUAL OBLIGATIONS          TOTAL        1 YEAR     1-3 YEARS     3-5 YEARS     5 YEARS
-----------------------          -----      ---------    ---------     ---------    ---------
Long-Term Debt..............  $64,918,992   $2,634,406   $3,917,212   $58,367,374         --
Capital Lease Obligation....       18,982       17,528        1,454            --         --
Operating Leases............    3,344,658      916,346    1,635,962       792,351         --
Purchase Obligations........    1,308,194    1,308,194           --            --         --

     Purchase obligations represent the total value of all open purchase orders for the purchase of inventory as of June 30, 2004.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 3 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and employee health care benefit reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

  TRADE RECEIVABLES

     Valley estimates the collectability of its trade receivables on a monthly basis. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management's knowledge of significant accounts. Management believes that the allowances for doubtful accounts as of June 30, 2004 and 2003 are adequate.

  INVENTORIES

     Valley's inventories are stated at the lower of cost or market. Valley writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results and comparison to industry averages.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Valley adopted SFAS 142, Goodwill and Other Intangible Assets, as of July 1, 2001. SFAS 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead be tested for impairment at least annually. Valley has elected to perform its annual test for indications of goodwill impairment as of June 30th of each year. Since each Valley location is an operating segment, management considers goodwill by location in evaluating impairment. The annual impairment test used by Valley includes a discounted cash flow analysis as well as other tests of the market value of its business entity. The discounted cash flow analysis requires the use of significant estimates, assumptions and judgments. Examples include: (i) projections on Company operating performance, (ii) assumptions as to Valley's cost of capital and (iii) assumptions as to the availability of capital in the future.

  EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     Valley has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. Valley estimates the level of outstanding claims, at any point in time, which amounted to $1.1 million and $0.7 million at June 30, 2003 and 2004, respectively. Included in this estimate are claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. Valley has stop-loss insurance coverage in place to limit the extent of individual claims.

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

  INCOME TAXES

     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, "Accounting for Income Taxes", under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

  SEGMENTS

     Effective with the adoption of FIN 46R in the third quarter of 2004 and the required consolidation of certain variable interest entities (See Note 1), the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from separate financial reporting systems. All intercompany activity is eliminated in consolidation.

     The Variable Interest Entities reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation primarily purchases, develops, sells and/or leases real estate.

     The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. The Company considers each of the locations to be an operating segment as defined in FASB 131, however, none of these locations individually meet the quantitative thresholds stated in FASB 131 of 10% of revenue (or profits or assets). In addition, these segments are so similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment.

FLUCTUATIONS IN QUARTERLY RESULTS

     Valley generally has experienced higher sales activity during its second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. The following table sets forth, for the periods indicated, Valley's quarterly sales as a percentage of the respective fiscal year's sales. Results for any one or more periods are not necessarily indicative of continuing trends.

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              2002    2003    2004
                                                              ----    ----    ----
First quarter...............................................   23.3%   22.1%   21.1%
Second quarter..............................................   24.2%   25.6%   25.3%
Third quarter...............................................   28.5%   30.3%   31.0%
Fourth quarter..............................................   24.0%   22.0%   22.6%
                                                              -----   -----   -----
                                                              100.0%  100.0%  100.0%
                                                              =====   =====   =====

     As a result, income from operations and net income typically are higher for the second and third quarters than for the first and fourth quarters of the fiscal year. The timing of acquisitions may also have an appreciable effect on quarter to quarter earnings.

INFLATION

     The impact of inflation on Valley's operating results has been moderate in recent years, reflecting generally low rates of inflation in the economy and Valley's historical ability to pass purchase price increases to its customers in the form of sales price increases. While inflation has not had, and Valley does not expect that it will have, a material impact upon operating results, there is no assurance that Valley's business will not be affected by inflation in the future.

NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued FIN 46. A variable interest entity, or VIE, is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 was effective as of the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 were adopted in fiscal year 2003.

     In December 2003, the FASB issued FIN 46R to further clarify the standard. As required under the most recent deferral, Valley adopted FIN 46R as of March 31, 2004. Valley analyzed FIN 46R and its impact on the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 10 to the financial statements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004. In addition, Valley concluded that the related party lease arrangement is a variable interest entity and; therefore, is required to be consolidated with Valley's financial statements, as of March 31, 2004, pursuant to the common control provisions under FIN 46R (See Note 1 and 14 to the Financial Statements).

FORWARD LOOKING STATEMENTS AND RISK FACTORS

     This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding Valley's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, the effect of product liability or other claims on Valley's results of operations or financial condition, the trend towards and cost impacts of consolidation in the industry and the industry's general resistance to downturns in the business cycle. Valley intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

     All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by Valley or any other person that the results expressed will be achieved. Important risk factors that may affect Valley's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 and Valley's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into Valley's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley's business, inflation and fluctuations in interest rates.

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

                                                                                                         FAIR
                                  2005      2006      2007     2008     2009     THEREAFTER    TOTAL     VALUE
                                  ----      ----      ----     ----     ----     ----------    -----     -----
                                                                 (IN THOUSANDS)
Liabilities
Long term debt -- Valley
  Fixed rate...................  $ 1,106   $   762   $  547   $  190   $   134     $   94     $ 2,832   $ 2,675
  Average interest rate........     3.79%     4.82%    6.29%    6.28%     4.65%      4.78%
  Variable rate................       --        --       --       --   $55,400         --     $55,400   $55,400
  Average interest rate........       --        --       --       --      2.64%        --
Long term debt -- Variable
  Interest
Entities mortgage debt
  Fixed rate...................  $ 1,546   $   824   $  806   $  790   $   692     $2,048     $ 6,706   $ 6,105
  Average interest rate........     4.05%     4.03%    4.00%    4.00%     3.99%      4.03%
Interest rate swaps
  Variable to fixed............  $30,000   $25,000       --       --        --         --               $(2,107)
  Average pay rate.............      6.1%      6.1%      --       --        --         --
  Average receive rate.........     1.20%     1.20%      --       --        --         --
Commitments
  Operating leases.............  $ 2,885   $ 2,613   $2,466   $2,329   $ 2,133     $3,604
  Intercompany
    elimination(1).............    1,968     1,944    1,944    1,883     1,779      3,165
                                 -------   -------   ------   ------   -------     ------
  Company total................  $   916   $   669   $  522   $  446   $   354     $  439
                                 =======   =======   ======   ======   =======     ======

---------------

(1) Reflects the elimination of intercompany rent as a result of FIN 46R, "Consolidation of Variable Interest Entities" at March 31, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Valley and the Report of Independent Registered Public Accounting Firm listed in the accompanying Index to Consolidated Financial Statements are incorporated herein by reference.

     Summarized quarterly unaudited financial data for fiscal 2004 and 2003 is as follows:

                                                            QUARTER ENDED
                                           -----------------------------------------------
                                           SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30
                                           ------------   -----------   --------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Fiscal 2004 --
  Net sales..............................    $32,435        $39,120     $47,926    $34,975
  Gross profit...........................     17,756         20,806      25,002     19,334
  Net income.............................        614          2,087       3,766      1,213
  Basic earnings (loss) per share........       0.07           0.22        0.40       0.13
  Diluted earnings (loss) per share......       0.07           0.22        0.40       0.12
Fiscal 2003 --
  Net sales..............................    $33,453        $38,676     $45,819    $33,284
  Gross profit...........................     18,058         20,338      23,460     16,233
  Net income (loss)......................        104          1,387       2,174     (3,429)
  Basic earnings (loss) per share........       0.01           0.15        0.23      (0.36)
  Diluted earnings (loss) per share......       0.01           0.15        0.23      (0.36)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Previously reported.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and the acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the acting Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the fiscal quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF VALLEY

     The directors and executive officers of Valley are as follows:

                                                YEARS
                                             EXPERIENCE
                NAME                   AGE   IN INDUSTRY                  POSITION
                ----                   ---   -----------                  --------
Gary E. West.........................  67        34        Chairman of the Board of Directors
William A. Indelicato................  65        35        Vice Chairman, Chief Executive Officer,
                                                           Director
James P. Hart........................  50         8        President, Director, Acting Chief
                                                           Financial Officer
August E. Maier......................  75        11        Director
Ben Exley, IV........................  57         8        Director
F. Walter Riebenack..................  65         5        Director

     GARY E. WEST, CHAIRMAN OF THE BOARD. Mr. West has served as Chairman of the Board of Directors of Valley since 1984. From 1970, when he purchased Valley, to March 1995, Mr. West served as President of Valley. Mr. West has also served as President of West Rentals, Inc. and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. From June 1993 to 2002, he served as a director of WesBanco Wheeling, and since June 1990 he has served as a director of H.E. Neumann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.

     WILLIAM A. INDELICATO, VICE CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
DIRECTOR. Mr. Indelicato was elected a director of Valley in January 1997 and was appointed as Valley's Vice Chairman and Acting Chief Executive Officer in February 2002. Mr. Indelicato served as Acting Chief Executive Officer from February 2002 to October 2002 and was appointed Chief Executive Officer in June 2003. Mr. Indelicato has been President of ADE Vantage, Inc., a business consulting firm, which provides certain services to Valley, since July 1992. From 1988 to 1991, Mr. Indelicato served as General Business Director of Union Carbide Industrial Gases Inc. Mr. Indelicato has also been an associate professor of strategic management at Pace University in New York. Mr. Indelicato received his Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and his Masters in Business Administration degree from Pace University.

     JAMES P. HART, PRESIDENT, ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Hart was elected a director of Valley in January 1997. Mr. Hart was appointed as President of Valley in June 2003 and as acting Chief Financial Officer in June 2004. He served as Vice President and Chief Financial Officer of Industrial Scientific Corporation ("ISC"), a manufacturer of portable instruments used for detecting and monitoring a variety of gases, from August 1994 through September 2002. From March 1984 to August 1994, Mr. Hart was Treasurer and Controller of ISC. Mr. Hart holds a Bachelor of Science degree in Accounting from the University of Scranton.

     AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of Valley in January 1997 and served as Valley's Acting President from February 2002 to October 2002. In September 1997, Mr. Maier became an employee of Valley and served as Corporate Director of Field Operations until his retirement in July 1999. He served as Chief Executive Officer of Houston Fearless 76, a manufacturer of digital imaging and film processing equipment, from May 1995 to August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive Officer of Holox, Inc., a large distributor of industrial gases and welding equipment. He currently serves on the board of directors for Allied Insurance Corporation. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.

     BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of Valley in January 1997. He served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation from April 1998 to May 2000 and served as Interim Executive Director during 1999. He served as the President of Ohio Valley Clarksburg, Inc. from 1987 through 1997 and Bailey Drug Company from 1993 through 1997, both of which are pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. from 1994 through 2000, BankOne Wheeling-Steubenville N.A. from 1991 through 2000 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.

     F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of Valley in January 1999. He is presently the Managing Member of U.S. Capital Advisors, L.L.C., a management consulting firm. From 1990 until December, 2002, he served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc., a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. He also serves as a consultant to Site-Blauvelt Engineers, Inc., and serves on the Board of Members of Harbor Investments, L.L.C. and Harbor Investments II, L.L.C., two private equity funds. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University in Fort Wayne, Indiana and has also served as an instructor of Business Law, Principles of Insurance and Seminars in Business at the University of St. Francis in Fort Wayne, Indiana.

     The other information called for by Item 401 of Regulation S-K is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held on October 28, 2004, in the sections entitled "Election of Directors" and is incorporated herein by reference.

     The information called for by Item 405 of Regulation S-K is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2004, in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

     The other information called for by Item 406 of Regulation S-K is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held on October 28, 2004, in the section entitled "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2004, in the section titled "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2004, in the section titled "Common Stock Ownership of Directors, Nominees and Officers" and is incorporated herein by reference.

     Following is the equity compensation plan information for Valley as of June 30, 2004:

                                      NUMBER OF SECURITIES                          NUMBER OF SECURITIES
                                          TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                        UPON EXERCISE OF      EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
           PLAN CATEGORY              WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     COMPENSATION PLANS
           -------------              --------------------   --------------------   --------------------
Equity compensation plans approved
  by security holders...............        418,175                 $6.09                 231,825
Equity compensation plans not
  approved by security holders......             --                    --                      --
Total...............................        418,175                 $6.09                 231,825

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2004, in the section titled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is contained in Valley's definitive proxy statement relating to the annual meeting of shareholders to be held October 28, 2004, in the section entitled "Principal Accountant Fees and Services" and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The consolidated financial statements of Valley required by this item are listed in the Index to Consolidated Financial Statements set forth on page F-1.

  (a)(2) Financial Statements Schedules

     Schedules not filed herewith have been omitted as inapplicable, or not required, or the information is included in Valley's consolidated financial statements or the notes thereto.

  (a)(3) Exhibits

     The exhibits required by this item are listed in the Index to Exhibits set forth on page E-1.

  (b) Reports on Form 8-K

     Valley filed a Current Report on Form 8-K on August 11, 2004 reporting under Item 5 -- Other Events and Regulation FD Disclosure, Item 7 -- Financial Statements and Exhibits and Item 12 -- Disclosure of Results of Operations and Financial Condition the Company's financial results for the fourth quarter and fiscal year ended June 30, 2004 and the declaration of a one-time cash dividend.

     Valley filed a Current Report on Form 8-K on April 28, 2004 reporting under
Item 7 -- Financial Statements and Exhibits and Item 12 -- Disclosure of Results of Operations and Financial Condition its financial results for the third quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALLEY NATIONAL GASES INCORPORATED
September 28, 2004
                                               /s/ WILLIAM A. INDELICATO
                                          --------------------------------------
                                          William A. Indelicato
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                         DATE
---------                                           -----                         ----

/s/ GARY E. WEST                      Chairman of the Board                September 28, 2004
----------------------------------    (principal executive officer)
Gary E. West

/s/ WILLIAM A. INDELICATO             Vice Chairman, Chief Executive       September 28, 2004
----------------------------------    Officer, Director
William A. Indelicato

/s/ JAMES P. HART                     President, Director, Acting Chief    September 28, 2004
----------------------------------    Financial Officer (principal
James P. Hart                         financial and accounting officer)

/s/ AUGUST E. MAIER                   Director                             September 28, 2004
----------------------------------
August E. Maier

/s/ BEN EXLEY, IV                     Director                             September 28, 2004
----------------------------------
Ben Exley, IV

/s/ F. WALTER RIEBENACK               Director                             September 28, 2004
----------------------------------
F. Walter Riebenack

                       VALLEY NATIONAL GASES INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....  F-1
Consolidated Balance Sheets as of June 30, 2003 and 2004....  F-3
Consolidated Statements of Operations for the years ended
  June 30, 2002, 2003 and 2004..............................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 2002, 2003 and 2004..........  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 2002, 2003 and 2004..............................  F-6
Notes to Consolidated Financial Statements..................  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
Valley National Gases Incorporated:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Valley National Gases Incorporated at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 14 to the financial statements, in 2004 the Company adopted FIN46R, "Consolidation of Variable Interest Entities."

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
August 9, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Valley National Gases Incorporated:

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Valley National Gases Incorporated (a Pennsylvania corporation) for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Valley National Gases Incorporated for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 2 and 4 to the financial statements, in 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania,
July 30, 2002

                       VALLEY NATIONAL GASES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2003 AND 2004

                                                                  2003           2004
                                                                  ----           ----
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,782,713   $    549,002
  Accounts receivable, net of allowance for doubtful
    accounts of $814,846 and $747,309, respectively.........    15,372,616     15,043,640
  Inventory.................................................    10,013,709      9,415,875
  Prepaids and other........................................       859,208        883,681
  Current deferred tax asset................................     3,458,887      2,346,484
  Refundable taxes..........................................     1,587,681      1,183,324
                                                              ------------   ------------
      Total current assets..................................    33,074,814     29,422,006
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................        55,000      2,183,176
  Buildings and improvements................................     6,217,806     18,529,827
  Equipment.................................................    87,045,075     89,084,662
  Transportation equipment..................................    14,306,183     18,058,515
  Furniture and fixtures....................................     7,414,897      7,961,202
                                                              ------------   ------------
      Total property, plant and equipment...................   115,038,961    135,817,382
Accumulated depreciation....................................   (45,380,867)   (53,148,410)
                                                              ------------   ------------
      Net property, plant and equipment.....................    69,658,094     82,668,972
                                                              ------------   ------------
OTHER ASSETS:
  Non-compete agreements and consulting agreements, net of
    accumulated amortization of $12,501,875 and $8,796,725,
    respectively............................................     3,885,170      2,711,337
  Goodwill..................................................    41,209,615     40,997,738
  Deposits and other assets.................................     1,387,139      1,534,989
                                                              ------------   ------------
      Total other assets....................................    46,481,924     45,244,064
                                                              ------------   ------------
TOTAL ASSETS................................................  $149,214,832   $157,335,042
                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  5,916,423   $  2,651,934
  Bank overdraft............................................            --        668,046
  Accounts payable..........................................     7,460,442      8,235,193
  Accrued compensation and employee benefits................     3,541,493      3,734,967
  Interest rate derivatives.................................     2,527,280      1,760,338
  Other current liabilities.................................     2,927,010      2,491,451
                                                              ------------   ------------
      Total current liabilities.............................    22,372,648     19,541,929
LONG-TERM DEBT, less current maturities.....................    67,641,782     62,286,040
DEFERRED TAX LIABILITY......................................    18,658,385     21,977,647
OTHER LONG-TERM LIABILITIES.................................     1,797,102      1,681,696
INTEREST RATE DERIVATIVES...................................     2,601,710        358,105
                                                              ------------   ------------
      Total liabilities.....................................   113,071,627    105,845,417
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES.............            --      5,381,500
STOCKHOLDERS' EQUITY:
  Preferred stock, par value, $.01 per share--
    Authorized, 5,000,000 shares, none Issued or
    Outstanding.............................................            --             --
  Common stock, par value, $.001 per share--
    Authorized, 30,000,000 shares; Issued, 9,620,084 shares;
    Outstanding, 9,356,834 shares and 9,464,584 shares,
    respectively............................................         9,620          9,620
  Paid-in-capital...........................................    19,221,378     18,905,761
  Retained earnings.........................................    21,988,827     29,668,686
  Accumulated other comprehensive loss......................    (2,890,059)    (1,184,309)
  Treasury stock at cost, 263,250 and 155,500 shares,
    respectively............................................    (2,186,561)    (1,291,633)
                                                              ------------   ------------
      Total stockholders' equity............................    36,143,205     46,108,125
                                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $149,214,832   $157,335,042
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 2002, 2003 AND 2004

                                                         2002           2003           2004
                                                         ----           ----           ----
NET SALES..........................................  $144,523,199   $151,231,830   $154,455,606
COST OF PRODUCTS SOLD, excluding depreciation and
  amortization.....................................    67,906,417     73,142,617     71,557,747
                                                     ------------   ------------   ------------
     Gross profit..................................    76,616,782     78,089,213     82,897,859
                                                     ------------   ------------   ------------
EXPENSES:
  Operating and administrative.....................    56,187,508     62,368,366     57,231,034
  Depreciation.....................................     5,077,027      5,699,115      5,811,143
  Amortization of intangibles......................     2,631,213      3,201,025      1,662,980
                                                     ------------   ------------   ------------
     Total expenses................................    63,895,748     71,268,506     64,705,157
                                                     ------------   ------------   ------------
     Income from operations........................    12,721,034      6,820,707     18,192,702
                                                     ------------   ------------   ------------
INTEREST EXPENSE...................................     5,947,283      6,623,266      5,657,066
                                                     ------------   ------------   ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend income.....................       220,829        199,419        225,716
  Gain (loss) on disposal of assets................         6,588        (28,171)       225,419
  Other income.....................................       213,933         18,802         93,250
                                                     ------------   ------------   ------------
     Total other income............................       441,350        190,050        544,385
                                                     ------------   ------------   ------------
EARNINGS BEFORE MINORITY INTEREST..................     7,215,101        387,491     13,080,021
MINORITY INTEREST..................................            --             --        880,235
                                                     ------------   ------------   ------------
NET EARNINGS BEFORE TAXES..........................     7,215,101        387,491     12,199,786
PROVISION FOR INCOME TAXES.........................     2,994,267        151,121      4,519,927
                                                     ------------   ------------   ------------
NET EARNINGS.......................................  $  4,220,834   $    236,370   $  7,679,859
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE...........................  $       0.45   $       0.03   $       0.82
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE.........................  $       0.45   $       0.03   $       0.81
                                                     ============   ============   ============
WEIGHTED AVERAGE SHARES:
  Basic............................................     9,347,584      9,350,068      9,381,447
  Diluted..........................................     9,398,514      9,392,885      9,444,086

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2002, 2003 AND 2004

                                                                                       ACCUMULATED
                             COMMON STOCK          TREASURY STOCK                         OTHER                         TOTAL
                          ------------------   ----------------------    PAID-IN-     COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                           SHARES     AMOUNT    SHARES      AMOUNT        CAPITAL         LOSS         EARNINGS        EQUITY
                           ------     ------    ------      ------       --------     -------------    --------     -------------
BALANCE, June 30, 2001..  9,620,084   $9,620    272,500   $(2,263,428)  $19,269,338    $  (942,967)   $17,531,623    $33,604,186
  Net income............         --      --          --            --            --             --      4,220,834      4,220,834
Unrealized (losses)
  gains on derivatives
  designated and
  qualified as cash flow
  hedges, net of tax....         --      --          --            --            --     (1,302,906)            --     (1,302,906)
Reclassification of
  unrealized losses on
  derivatives, net of
  tax...................         --      --          --            --            --        111,511             --        111,511
                          ---------   ------   --------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30, 2002..  9,620,084   9,620     272,500    (2,263,428)   19,269,338     (2,134,362)    21,752,457     36,633,625
  Net income............         --      --          --            --            --             --        236,370        236,370
Exercise of stock
  options...............         --      --      (9,250)       76,867       (47,960)            --             --         28,907
Unrealized losses on
  derivatives designated
  and qualified as cash
  flow hedges, net of
  tax...................         --      --          --            --            --       (867,208)            --       (867,208)
Reclassification of
  unrealized losses on
  derivatives, net of
  tax...................         --      --          --            --            --        111,511             --        111,511
                          ---------   ------   --------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30, 2003..  9,620,084   9,620     263,250    (2,186,561)   19,221,378     (2,890,059)    21,988,827     36,143,205
  Net income............                                                                                7,679,859      7,679,859
Exercise of stock
  options...............                       (107,750)      894,928      (315,617)                                     579,311
Unrealized losses on
  derivatives designated
  and qualified as cash
  flow hedges, net of
  tax...................         --      --          --            --            --      1,620,535             --      1,620,535
Reclassification of
  unrealized losses on
  derivatives, net of
  tax...................                                                                    85,215                        85,215
                          ---------   ------   --------   -----------   -----------    -----------    -----------    -----------
BALANCE, June 30, 2004..  9,620,084   $9,620    155,500   $(1,291,633)  $18,905,761    $(1,184,309)   $29,668,686    $46,108,125
                          =========   ======   ========   ===========   ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 2002, 2003 AND 2004

                                                         2002           2003           2004
                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................  $  4,220,834   $    236,370   $  7,679,859
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Amortization of SFAS No. 133 transition
       amount......................................       111,511        111,511         85,215
     Depreciation..................................     5,077,027      5,699,115      5,524,489
     Amortization..................................     2,631,213      2,418,783      1,662,980
     Loss (gain) on disposal of assets.............       (78,765)        28,171        107,565
     Provision for allowance on doubtful
       accounts....................................     1,033,922      1,364,672        708,091
     Disposition of doubtful accounts..............      (946,922)    (1,234,724)      (640,554)
     Disposition of inventory......................            --      1,387,654        143,421
     Write-off of non-compete agreements...........            --        782,242             --
     Utilization of income taxes paid..............      (583,911)    (1,112,378)       404,357
     Deferred taxes................................     3,065,709      2,146,296      1,911,411
     Changes in operating assets and liabilities --
       Accounts receivable.........................     1,113,058        598,095        418,934
       Inventory...................................     1,297,284      4,258,375        454,413
       Prepaids and other..........................       117,789        682,993        165,241
       Accounts payable............................       540,177       (360,623)     1,244,408
       Accrued compensation and employee
          benefits.................................      (434,446)       449,793        193,473
       Non-compete agreements......................      (600,000)      (567,780)            --
       Deposits and other assets...................       116,002        102,600      1,871,790
       Other current liabilities...................      (189,868)       676,379       (273,559)
       Other long-term liabilities.................       250,488     (1,152,887)    (1,118,068)
                                                     ------------   ------------   ------------
          Net cash provided by operating
            activities.............................    16,741,102     16,514,657     20,543,466
                                                     ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets.................       163,568        228,770         51,229
  Cash from consolidation of variable interest
     entities......................................            --             --        443,303
  Purchases of property and equipment..............    (7,366,582)    (6,303,488)    (7,334,486)
  Business acquisitions, net of cash acquired......    (5,470,767)    (1,273,794)      (272,617)
                                                     ------------   ------------   ------------
          Net cash used by investing activities....   (12,673,781)    (7,348,512)    (7,112,571)
                                                     ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................    67,961,360     48,342,521     33,432,820
  Principal payments on borrowings.................   (71,354,733)   (56,971,527)   (48,676,738)
  Proceeds from exercise of stock options..........            --         28,906        579,312
                                                     ------------   ------------   ------------
          Net cash provided (used) by financing
            activities.............................    (3,393,373)    (8,600,100)   (14,664,606)
                                                     ------------   ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS............       673,948        566,045     (1,233,711)
CASH AND CASH EQUIVALENTS, beginning of year.......       542,720      1,216,668      1,782,713
                                                     ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year.............  $  1,216,668   $  1,782,713   $    549,002
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2004

1.  BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and entities, as of June 30, 2004, required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R") effective March 31, 2004. The term "Valley" as used throughout this document is used to indicate Valley National Gases Incorporated. The term "the Company" as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, Valley has two reportable segments: Valley and Variable Interests Entities (See Note 3).

2.  ORGANIZATION:

     Valley National Gases Incorporated, a Pennsylvania corporation (Valley), produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley's 65 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Since Valley was founded, it has completed 70 acquisitions of smaller independent local companies. Valley, through its consolidated subsidiaries has been in operation since 1958 and currently operates in 11 states.

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

TRADE RECEIVABLES

     Valley makes estimates of the collectability of its trade receivables on a monthly basis. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management's knowledge of significant accounts.

INVENTORY

     Valley's inventories are stated at the lower of cost or market. Valley writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.

     The components of inventory for the year ended June 30 were as follows:

                                                                 2003          2004
                                                                 ----          ----
Hard goods..................................................  $ 7,454,660   $7,300,461
Gases.......................................................    2,559,049    2,115,414
                                                              -----------   ----------
                                                              $10,013,709   $9,415,875
                                                              ===========   ==========

PROPERTY, PLANT AND EQUIPMENT

     Valley's property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties, while leasehold improvements are amortized over the shorter of their useful life or the term of the lease as follows:

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

     The cost of maintenance and repairs is charged to operations as incurred. Major renewals and betterments that extend the useful life of the asset are capitalized. The costs of property, plant and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in other income (expense). See Note 14 for information related to property plant and equipment owned by the Variable Interest Entities.

     Effective July 1, 2001, Valley changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service and was the result of thorough studies and analyses. The studies considered empirical data obtained from truck manufacturers and other industry experts and experience gained from Valley's maintenance of a delivery vehicle population of approximately 200 delivery vehicles. The change had the effect of reducing depreciation expense for the year ended June 30, 2002 by approximately $495,000 and increasing net income by $290,000 or $0.03 per diluted share.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangibles consist of non-competition agreements, goodwill, consulting agreements and deferred loan origination costs. Costs pursuant to non-competition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Annually, or more frequently if needed, goodwill is evaluated for impairment, with any resulting impairment charge reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location compared to actual and expected future results in evaluating impairment. Consulting agreements are entered into with the owners of various businesses acquired by Valley and require such owners to be available to perform services upon Valley's request. Consulting costs are amortized over the term of the agreement. Deferred loan origination costs are amortized over the term of the related debt using the straight line method.

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

EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     Valley has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. Valley estimates the level of outstanding claims, at any point in time, which amounted to $1.1 million and $0.7 million at June 30, 2003 and 2004, respectively. Included in this estimate are claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. Valley has stop-loss insurance coverage in place to limit the extent of individual claims. As of July 1, 2003, Valley changed third party administrators which resulted in more timely payment of claims and reduced claim costs. As a result, Valley reduced its accrual by $400,000 at June 30, 2004.

INCOME TAXES

     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, "Accounting for Income Taxes", under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

SEGMENTS

     Effective with the adoption of FIN 46R in the third quarter of 2004 and the required consolidation of certain variable interest entities (See Note 1), the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from separate financial reporting systems. All intercompany activity is eliminated in consolidation.

     The Variable Interest Entities reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation primarily purchases, develops, sells and/or leases real estate.

     The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. The Company considers each of the locations to be an operating segment as defined in FASB 131, however, none of these locations individually meet the quantitative thresholds stated in FASB 131 of 10% of revenue (or profits or assets). In addition, these segments are so similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment.

EARNINGS PER SHARE

     Basic earnings per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Valley has a stock-based compensation plan which is described more fully in
Note 11. Valley accounts for this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issues to Employees". Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

     If Valley had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" Valley's net income and earnings per share would have been the pro forma amounts indicated below:

                                                       2002        2003        2004
                                                       ----        ----        ----
Net income
  As reported.....................................  $4,220,834   $236,370   $7,679,859
  Deduct: Total stock-based employee compensation
     expense based on the fair value method for
     all awards, net of related tax effects.......      50,436     66,391       84,879
                                                    ----------   --------   ----------
  Pro forma.......................................  $4,170,398   $169,979   $7,594,980
                                                    ==========   ========   ==========
Earnings per share assuming dilution
  As reported.....................................  $     0.45   $   0.03   $     0.82
  Stock option adjustment.........................        0.01       0.01         0.01
                                                    ----------   --------   ----------
  Pro forma.......................................  $     0.44   $   0.02   $     0.81
                                                    ==========   ========   ==========

COMPREHENSIVE INCOME

     Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the fiscal years ended June 30:

                                                     2002         2003         2004
                                                     ----         ----         ----
Net income......................................  $ 4,220,834   $ 236,370   $7,679,859
Unrealized gains (losses) on derivatives, net of
  tax...........................................   (1,191,395)   (755,697)   1,705,750
                                                  -----------   ---------   ----------
Other comprehensive income (loss)...............   (1,191,395)   (755,697)   1,705,750
                                                  -----------   ---------   ----------
Comprehensive income (loss).....................  $ 3,029,439   $(519,327)  $9,385,609
                                                  ===========   =========   ==========

MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

     Valley markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10.0% of revenues in 2002, 2003 and 2004.

     Valley purchases industrial gas, welding supplies, and bulk gas from a variety of vendors. Two of those vendors in fiscal year 2004 individually supplied purchases greater than 10.0%, accounting for 18.7% and 13.2%, respectively. Three vendors in fiscal year 2003 individually supplied purchases greater than 10.0%, accounting for 13.0%, 12.2% and 10.2%, respectively. All vendors that exceeded 10.0% supplied gases to the company.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon delivery to the customer when both risk of loss and title has transferred to the customer and collection is assured in accordance with Standard Accounting Bulletin No. 104. In most revenue transactions, Valley delivers the product using owned or leased vehicles or the customer purchases the product at the distribution location. Cylinder lease revenue is deferred when the arrangement is negotiated and recognized into revenue ratably over the terms of the lease. Customer prepayments are recorded as deferred revenue.

SHIPPING AND HANDLING FEES AND COSTS

     Valley recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight and costs of deliveries by Company vehicles and personnel are recognized as elements of operating and administrative expenses and depreciation expense.

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

     The estimated fair values of the Company's financial instruments as of June 30, 2003 and 2004 are as follows:

                                      AS OF JUNE 30, 2003         AS OF JUNE 30, 2004
                                   -------------------------   -------------------------
                                    CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNT         VALUE        AMOUNT         VALUE
                                    --------        -----       --------        -----
Cash and cash equivalents........  $ 1,782,713   $ 1,782,713   $   549,002   $   549,002
Debt.............................  $73,558,205   $73,134,100   $64,937,974   $64,179,693

     The fair values and carrying amounts of the Company's term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates, which are based upon current market rates.

     Valley utilizes interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Counterparties to these contracts are major financial institutions. Valley has established counterparty credit guidelines and only enters into transactions with financial institutions of investment grade or better. Management believes the risk of incurring losses related to credit risk is remote, and any losses would be immaterial to financial results.

     In accordance with the provisions of SFAS No. 133, as amended, Valley recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, Valley generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). In determining effectiveness, Valley considers the notional amount, the basis of the interest rate and the fair market value of the derivative in comparison to Valley's bank financed debt. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. These changes are recorded on a quarterly basis and resulted in a decrease in interest expense of

$206,817, $4,711 and $189,630 for fiscal years ended 2002, 2003 and 2004, respectively. At June 30, 2004 and 2003, Valley had interest rate swap agreements outstanding that effectively convert a notional amount of $60.0 million and $55.0 million, respectively, from floating rates to fixed rates. The agreements outstanding at June 30, 2004 mature at various times between December 2004 and January 2006. Valley would have paid $2,107,444 and $5,128,990 to settle its interest rate swap agreements at June 30, 2004 and 2003, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2004 and 2003. Fair value was estimated based on the mark-to market value of the contracts, which closely approximates the amount Valley could receive or pay to terminate the agreements at year end.

     Based upon interest rates at June 30, 2004, Valley expects to recognize into earnings in the next 12 months net current liabilities of $247,804 related to outstanding derivative instruments and net losses of $101,984 recorded in accumulated other comprehensive loss, related to the classification of unrealized losses on derivatives that were not designated as cash flow hedges upon the adoption of SFAS No. 133.

NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued FIN 46. A variable interest entity, or VIE, is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary. FIN 46 was effective as of the second quarter of fiscal year 2004 for VIEs existing prior to February 1, 2003. The required disclosure provisions of FIN 46 were adopted in fiscal year 2003.

     In December 2003, the FASB issued FIN 46R to further clarify the standard. As required under the most recent deferral, Valley adopted FIN 46R as of March 31, 2004. Valley analyzed FIN 46R and its impact on the financial statements with regard to the put/call agreement as well as related party lease agreements discussed in Note 10 to the financial statements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004. In addition, Valley concluded that the related party lease arrangement is a variable interest entity and; therefore, is required to be consolidated with Valley's financial statements, as of March 31, 2004, pursuant to the common control provisions under FIN 46R (See Note 1 and 14 to the Financial Statements).

SUPPLEMENTAL CASH FLOW INFORMATION

                                                       FOR THE YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2002         2003         2004
                                                      ----         ----         ----
Cash paid for certain items --
  Cash payments for interest.....................  $6,047,593   $6,565,120   $5,698,788
  Cash payments for income taxes.................      81,185           --      820,966
Non-cash financing activity --
  Issuance of seller notes.......................          --      855,000           --
  Issuance of non-compete agreements.............     850,000      300,000           --
  Issuance of consulting agreement...............          --           --      150,000
  Adjustment of seller notes.....................          --           --      (82,080)
Non-cash investing activity --
  Fixed asset purchases..........................          --           --      196,169

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

4.  ACQUISITIONS:

     Valley acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in Valley's consolidated financial statements since the effective dates of the respective acquisitions. Valley allocates the purchase price based upon the fair value at the date of acquisition in accordance with SFAS 141, "Business Combinations". Any contingencies are recorded when resolved.

     In August 2002, Valley purchased Gerber's Propane, Inc.

     During fiscal 2002, Valley purchased Buckeye Corporation (August 2001), Mansfield Oxygen Corp. (August 2001) and Gas Arc, Inc. (December 2001).

     In connection with these acquisitions, the total purchase price, fair value of assets acquired, cash paid and liabilities assumed for the fiscal years ended June 30 were as follows:

                                                       2002         2003        2004
                                                       ----         ----        ----
Cash paid.........................................  $5,995,869   $1,054,112   $241,417
Notes issued to sellers...........................          --      855,000    (82,080)
Notes payable and capital leases assumed..........     391,198       54,045         --
Other liabilities assumed and acquisition costs...     850,000      300,000         --
                                                    ----------   ----------   --------
Total purchase price allocated to assets
  acquired........................................  $7,237,067   $2,263,157   $159,337
                                                    ==========   ==========   ========

     The decrease in goodwill of $211,877 relates to settlement of a dispute related to the final purchase price of prior years acquisitions.

     The following summarized unaudited pro forma results of operations for the fiscal years ended June 30, 2002 and 2003, illustrate the estimated effects of the 2002 and 2003 acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

                                                               YEAR ENDED JUNE 30,
                                                           ---------------------------
                                                               2002           2003
                                                               ----           ----
Net sales................................................  $146,432,000   $151,272,330
Net earnings before income taxes.........................     7,039,000        335,235
Pro forma net income.....................................     4,118,000        205,016
Pro forma diluted earnings per share.....................  $       0.44   $       0.02

5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

     On July 1, 2001, Valley adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Such intangibles were evaluated for impairment as of July 1, 2001 and no impairment existed. In addition, each year, Valley will evaluate the intangible assets for impairment with any resulting impairment reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location in evaluating impairment. Valley's intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2004, Valley's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                           GROSS        ACCUMULATED        GROSS        ACCUMULATED       WEIGHTED
                          AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION       AVERAGE
                           AS OF           AS OF           AS OF           AS OF        AMORTIZATION
                       JUNE 30, 2003   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2004   PERIOD (YEARS)
                       -------------   -------------   -------------   -------------   --------------
Non-competition
  Agreements.........   $15,223,274     $11,353,282     $10,811,651     $8,528,931           5.2
Consulting
  Agreements.........     1,163,771       1,148,593         357,411        228,244           3.0
Customer Lists.......            --              --         339,000         39,550          15.0
                        -----------     -----------     -----------     ----------
Total................   $16,387,045     $12,501,875     $11,508,062     $8,796,725
                        ===========     ===========     ===========     ==========

     Amortization expense for the years ended June 30, 2002, 2003 and 2004 totaled $2,631,213, $3,201,025 and $1,662,980, respectively. The fiscal year 2003 amortization expense included the write-off of $782,242 related to noncompete agreements that Valley determined to no longer be of value, based upon a review of each individual's circumstances and the probability of effect on Valley's performance. Estimated amortization expense for the next five fiscal years is summarized as follows:

FISCAL YEAR ENDING JUNE 30,
---------------------------
2005........................................................  $1,108,172
2006........................................................  $  588,568
2007........................................................  $  351,068
2008........................................................  $  309,818
2009........................................................  $  117,437

     The changes in the carrying amount of goodwill for the year ended June 30, 2004, are as follows:

Balance as of June 30, 2003.................................   $41,209,615
Goodwill acquired and final purchase price adjustments......      (211,877)
                                                               -----------
Balance as of June 30, 2004.................................   $40,997,738
                                                               ===========

     The changes in the carrying amount of goodwill for the year ended June 30, 2003, are as follows:

Balance as of June 30, 2002.................................   $40,429,733
Goodwill acquired and final purchase price adjustments......       779,882
                                                               -----------
Balance as of June 30, 2003.................................   $41,209,615
                                                               ===========

6.  LONG-TERM DEBT:

     Long-term debt consists of the following as of June 30:

                                                                2003          2004
                                                                ----          ----
Revolving note, interest at LIBOR plus 2.75% and 1.5% as of
  2003 and 2004 respectively, payable monthly through June
  2009. Collateralized by the assets of Valley.............  $55,770,000   $55,400,000
Term note, interest at LIBOR plus 2.75% as of 2003, payable
  monthly through June 2005. Collateralized by the assets
  of Valley................................................   12,000,000            --
Note payable, interest at 6.6% payable annually through
  October 2003. Collateralized by certain assets of
  Valley...................................................      683,075            --
Individuals and corporations, mortgages and notes, interest
  at 3.75% to 10.0%, payable at various dates through
  2010.....................................................    5,180,189     2,890,371
                                                             -----------   -----------
                                                              73,633,264    58,290,371
     Original issue discount...............................      (75,059)      (58,164)
     Current maturities....................................   (5,916,423)   (1,105,622)
                                                             -----------   -----------
Total long-term debt before Variable Interest Entities
  mortgage debt............................................   67,641,782    57,126,585
Total Variable Interest Entities mortgage debt.............           --     6,705,767
     Current maturities....................................           --    (1,546,312)
                                                             -----------   -----------
Total Variable Interest Entities long-term debt............           --     5,159,455
                                                             -----------   -----------
Total long-term debt.......................................  $67,641,782   $62,286,040
                                                             ===========   ===========

     The prime rate was 4.00% and 4.25% at June 30, 2003 and 2004, respectively. The LIBOR rate was 1.10% and 1.34% at June 30, 2003 and 2004, respectively.

     On June 30, 2003, Valley entered into a third amendment to the second amended and restated credit agreement. This agreement decreased the maximum revolving note borrowings to $68.5 million from the previous maximum of $75.0 million. Certain covenants were also changed. The maturity of the credit agreement at this time remained unchanged at this time.

     On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. Covenant requirements under the new agreement are not significantly different than under the previous agreement.

     The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 2.64% as of June 30, 2004. As of June 30, 2004, availability under the revolving loan was approximately $18.0 million, with outstanding borrowings of approximately $55.4 million and outstanding letters of credit of approximately $1.6 million. The credit facility is secured by all of Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2004, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months. (See Note 13)

     The Variable Interest Entities debt, in the amount of $6.7 million, consists primarily of asset-backed mortgages for real estate. This debt has various interest rates ranging from 3.5% to 7.0% and various maturity dates from 2004 to 2016. Certain mortgages are personally guaranteed by Valley's Chairman, who is the beneficial owner of 75% of Valley's common stock and also beneficially owns more than 50% of each of these entities.

     The schedule of maturities by segment, as amended for the credit agreement for the next five years and thereafter is as follows as of June 30, 2004:

                                                                 VARIABLE
         FISCAL YEAR ENDING JUNE 30,             VALLEY      INTEREST ENTITIES     COMPANY
         ---------------------------             ------      -----------------     -------
2005.........................................  $ 1,105,622      $1,546,312       $ 2,651,934
2006.........................................      762,056         823,812         1,585,868
2007.........................................      546,551         806,333         1,352,884
2008.........................................      189,580         790,334           979,914
2009.........................................   55,534,665         692,194        56,226,859
Thereafter...................................       93,733       2,046,782         2,140,515
                                               -----------      ----------       -----------
  Total......................................  $58,232,207      $6,705,767       $64,937,974
                                               ===========      ==========       ===========

7.  PENSION PLANS:

     Valley sponsors a defined contribution pension plan ("401-k") for employees. All employees are eligible to participate in the 401-k plan after meeting the age and service requirements. Cash contributions to the plan are based on a percentage of employees' compensation. Pension expense for this plan was $1,049,497, $1,041,352 and $1,232,320, respectively, in fiscal years 2002,
2003 and 2004.

     In fiscal year 2003, Valley changed its contribution to the 401-k plan, eliminating the discretionary profit sharing payment. Under the revised plan, Valley contributed 3% of compensation and matched 50% of voluntary contributions by the participants, up to 4%.

     For fiscal year 2002, Valley also maintained a profit sharing plan for its employees. Profit sharing payments were based on a discretionary amount determined annually by the Board of Directors and were paid as additional cash contributions to the pension plan. In fiscal year 2002, the amount of additional cash contributions distributed to the employees' pension plan amounted to $54,000.

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

                                                           YEAR ENDED JUNE 30,
                                                   ------------------------------------
                                                      2002         2003         2004
                                                      ----         ----         ----
Net earnings available for common stock..........  $4,220,834   $  236,370   $7,679,859
                                                   ==========   ==========   ==========
Basic earnings per common share:
Weighted average common shares...................   9,347,584    9,350,068    9,381,447
                                                   ==========   ==========   ==========
Basic earnings per common share..................  $     0.45   $     0.03   $     0.82
                                                   ==========   ==========   ==========
Diluted earnings per common share:
Weighted average common shares...................   9,347,584    9,350,068    9,381,447
Shares issuable from assumed conversion of common
  stock equivalents..............................      50,930       42,817       62,639
                                                   ----------   ----------   ----------
Weighted average common and common equivalent
  shares.........................................   9,398,514    9,392,885    9,444,086
                                                   ==========   ==========   ==========
Diluted earnings per common share................  $     0.45   $     0.03   $     0.81
                                                   ==========   ==========   ==========

     Options to purchase 154,500, 481,750 and 251,534 shares of common stock were outstanding during fiscal years 2002, 2003 and 2004, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

9.  LEASE OBLIGATIONS:

     Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years. The Company's lease expenses charged to operations were $4,722,281, $5,181,093 and $2,549,678, respectively, in fiscal years 2002, 2003 and 2004. Fiscal 2004 is net of the elimination of $2,774,824 intercompany rent as a result of FIN 46R, "Consolidation of Variable Interest Entities" at March 31, 2004.

     During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligations for four properties, three of which Valley had discontinued use of. Under these agreements, Valley paid $700,284 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining term of leases and the remaining obligations of $2,270,028. In fiscal 2003, Valley terminated its lease for use of an aircraft by buying out the remainder of the lease for $267,029. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties.

     Minimum future rental payments under noncancelable operating leases for each of the next five fiscal years are as follows:

FISCAL YEAR ENDING JUNE 30,  REAL ESTATE   EQUIPMENT    SUBTOTAL     ELIMINATION(1)   FINAL TOTAL
---------------------------  -----------   ---------    --------     --------------   -----------
2005.....................    $ 2,850,356    $34,150    $ 2,884,506     $1,968,160     $  916,346
2006.....................      2,586,781     26,100      2,612,881      1,944,110        668,771
2007.....................      2,439,580     26,100      2,465,680      1,944,110        521,570
2008.....................      2,328,904         --      2,328,904      1,883,285        445,619
2009.....................      2,132,661         --      2,132,661      1,779,110        353,551
                             -----------    -------    -----------     ----------     ----------
  Totals.................    $12,338,282    $86,350    $12,424,632     $9,518,775     $2,905,857
                             ===========    =======    ===========     ==========     ==========

---------------

(1) Reflects the elimination of intercompany rent as a result of FIN 46R, "Consolidation of Variable Interest Entities" at March 31, 2004.

10.  RELATED PARTY TRANSACTIONS:

     Valley leases buildings and equipment and rents cylinders under operating leases, from related parties, including the sole shareholder prior to Valley's initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities ("VARIABLE INTEREST ENTITIES") are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R (See Note 14). These lease agreements have various maturity dates through April 2013. These transactions and balances for the year ended June 30 are summarized as follows:

                                                      2002         2003         2004
                                                      ----         ----         ----
Transactions --
  Lease of buildings and equipment...............  $2,259,800   $2,254,345   $2,774,824
  Rental of aircraft.............................      85,884      338,599           --

     Valley has entered into a master lease agreement for a significant portion of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,725,192 with renewal options. The master lease agreement has been accounted for as an operating lease in the accompanying consolidated financial statements. During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligation for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining term of leases and the remaining obligations of $1,979,668. In fiscal 2003, Valley terminated its lease for use of an aircraft by buying out the remainder of the lease for $267,029. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties.

     Pursuant to a Consulting Agreement, Valley retained ADE Vantage, Inc. ("ADE"), a consulting company wholly-owned by Mr. Indelicato, CEO, Vice Chairman and director of Valley, to provide consulting services, including appraisal valuation services used in connection with the adoption of SFAS No. 142. Valley pays Mr. Indelicato a monthly retainer fee of $7,000, reimburses for out-of-pocket expenses, retains ADE for related acquisition services and provides a variable payment for each acquisition completed based on the purchase price and the annual sales of the acquired business. Payments to Mr. Indelicato and ADE for fiscal years 2002, 2003 and 2004 totaled $168,982, $155,327 and $220,216 respectively. This agreement has a two year term and was renewed July 1, 2004.

11.  STOCK OPTIONS:

     Valley adopted a stock option plan during fiscal year 1997 (the 1997 Plan). A total of 650,000 shares are authorized and have been reserved for issuance under the 1997 Plan. These options are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1997 Plan is administered by the Nominating and Compensation Committee of the Board of Directors who determines, among other things, those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. All options granted under the Plan have a ten year expiration and vest three years after the grant date.

     The following summarizes the activity under the 1997 Plan:

                                     NUMBER OF SHARES   RANGE OF OPTION PRICE   WEIGHTED AVERAGE
                                     ----------------   ---------------------   ----------------
Outstanding, June 30, 2001.........      347,875          $3.125 - $10.750           $5.26
Granted............................       40,000           $5.550 - $6.850            6.69
Exercised..........................           --                 --                     --
Cancelled..........................       36,375           $3.125 - $8.000            4.40
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2002.........      351,500          $3.125 - $10.750           $6.19
Granted............................      140,000           $5.700 - $8.000            7.20
Exercised..........................        9,250               $3.125                 3.13
Cancelled..........................          500               $10.750               10.75
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2003.........      481,750          $3.125 - $10.750           $6.54
Granted............................       50,000               $8.000                 8.00
Exercised..........................      107,750           $3.125 - $8.00             5.38
Cancelled..........................        5,825            $3.75 - $6.85             6.85
------------------------------------------------------------------------------------------------
Outstanding, June 30, 2004.........      418,175          $3.125 - $10.750           $6.09

                                                                           WEIGHTED AVERAGE
OPTIONS EXERCISABLE AT:                                 NUMBER OF SHARES    EXERCISE PRICE
-----------------------                                 ----------------   ----------------
June 30, 2002.........................................      211,700             $7.38
June 30, 2003.........................................      244,700             $6.79
June 30, 2004.........................................      192,175             $6.73

     The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2004 and June 30, 2003:

            STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
-------------------------------------------------   --------------------------
                    NUMBER       WEIGHTED AVERAGE      WEIGHTED
                  OUTSTANDING       REMAINING           AVERAGE
EXERCISE PRICE   AS OF 6/30/04   CONTRACTUAL LIFE   EXERCISE PRICE     SHARES
--------------   -------------   ----------------   ---------------    ------
    $3.125           14,000            5.5              $3.125         14,000
     3.750           18,700            6.5               3.750         18,700
     5.550            5,000            7.3                  --             --
     5.625           41,975            4.5               5.625         41,975
     5.700            8,000            8.6                  --             --
     6.200           50,000            8.3                  --             --
     6.500            2,000            8.1                  --             --
     6.850           31,000            7.5                  --             --
     8.000          246,000            6.2               8.000        116,000
    10.750            1,500            3.3              10.750          1,500
    ------          -------            ---              ------        -------
    $7.037          418,175            6.7              $6.734        192,175

            STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
-------------------------------------------------   --------------------------
                    NUMBER       WEIGHTED AVERAGE      WEIGHTED
                  OUTSTANDING       REMAINING           AVERAGE
EXERCISE PRICE   AS OF 6/30/03   CONTRACTUAL LIFE   EXERCISE PRICE     SHARES
--------------   -------------   ----------------   ---------------    ------
    $3.125           33,500            6.5              $3.125         33,500
     3.750           57,050            7.5                  --             --
     5.550            5,000            8.3                  --             --
     5.625           57,200            5.5               5.625         57,200
     5.700            8,000            9.6                  --             --
     6.200           50,000            9.3                  --             --
     6.500            2,000            9.1                  --             --
     6.850           35,000            8.5                  --             --
     8.000          233,000            5.9               8.000        153,000
    10.750            1,000            4.3              10.750          1,000
    ------          -------            ---              ------        -------
    $6.541          481,750            6.7              $6.789        244,700

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in October 1995. This statement establishes a fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for fiscal year 1997 and provides for adoption in the income statement or through footnote disclosure only. Valley has continued to account for the 1997 Plan under APB No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123.

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

                                                             2002      2003      2004
                                                             ----      ----      ----
Risk-Free Interest Rate...................................      4.9%      3.1%      3.8%
Expected Lives............................................  7 years   7 years   7 years
Expected Dividend Yield...................................     0.00%     0.00%     0.00%
Expected Volatility.......................................    30.90%    23.72%    22.43%

12.  INCOME TAXES:

     Valley accounts for income taxes in accordance with the provisions of SFAS No. 109. Although there can be no assurance that Valley will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when Valley generates sufficient net taxable income.

     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

                                                                    2002
                                                              -----------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $2,453,134   34.0%
State taxes, net of federal benefit.........................     432,906    6.0%
Other.......................................................     108,227    1.5%
                                                              ----------   ----
Provision for income taxes..................................  $2,994,267   41.5%
                                                              ==========   ====

                                                                   2003
                                                              ---------------
                                                               AMOUNT    RATE
                                                               ------    ----
Federal statutory rate......................................  $131,747   34.0%
State taxes, net of federal benefit.........................    17,437    4.5%
Other.......................................................     1,937    0.5%
                                                              --------   ----
Provision for income taxes..................................  $151,121   39.0%
                                                              ========   ====

                                                                    2004
                                                              -----------------
                                                                AMOUNT     RATE
                                                                ------     ----
Federal statutory rate......................................  $4,147,927   34.0%
State taxes, net of federal benefit.........................     617,939    5.0%
Other.......................................................    (245,939)  (2.0)%
                                                              ----------   ----
Provision for income taxes..................................  $4,519,927   37.0%
                                                              ==========   ====

     Based upon the Company's operating results, permanent differences and tax audit outcomes related to recorded tax exposure, it is reasonably possible our effective income tax rate could vary in the future.

     The provision for income taxes as shown in the accompanying consolidated statement of operations includes the following components for the year ended June 30:

                                                     2002         2003          2004
                                                     ----         ----          ----
Current provision --
  Federal.......................................  $  (58,527)  $(1,587,681)  $  773,714
  State.........................................     (12,915)     (233,482)     106,605
                                                  ----------   -----------   ----------
Total current provision(benefit)................  $  (71,442)  $(1,821,163)  $  880,319
                                                  ==========   ===========   ==========
Deferred provision
  Federal provision.............................  $2,605,853   $ 1,663,381   $3,172,992
  State provision...............................     459,856       308,903      466,616
                                                  ----------   -----------   ----------
Total deferred provision........................   3,065,709     1,972,284    3,639,608
                                                  ----------   -----------   ----------
Provision for income taxes......................  $2,994,267   $   151,121   $4,519,927
                                                  ==========   ===========   ==========

     The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 2002, 2003 and 2004 were as follows:

                                                 2002           2003           2004
                                                 ----           ----           ----
Deferred tax assets........................  $  4,411,130   $  5,527,045   $  2,346,484
Deferred tax liabilities...................   (17,464,332)   (20,726,545)   (21,977,647)
                                             ------------   ------------   ------------
Net deferred tax liability.................  $(13,053,202)  $(15,199,500)  $(19,631,163)
                                             ============   ============   ============
Consisting of --
  Basis difference of property.............  $(17,464,332)  $(20,726,545)  $(22,554,826)
  Basis difference of inventory............       422,476        270,083        289,686
  Derivatives designated as cash flow
     hedges................................     1,422,908      1,926,706        789,539
  Financial reserves not currently
     deductible for tax purposes...........       699,341      2,040,661      1,253,536
  Amortization of intangibles..............     1,324,818        842,932        143,744
  Unearned revenue.........................       541,587        446,663        447,158
                                             ------------   ------------   ------------
                                             $(13,053,202)  $(15,199,500)  $(19,631,163)
                                             ============   ============   ============

13.  COMMITMENTS AND CONTINGENCIES

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. Valley, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. Valley maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as Valley believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of Valley.

     During fiscal year 2003, Valley incurred charges of $0.5 million related to the severance payments for certain terminated employees as part of Valley's organization strengthening program. Substantially all of these payments had been made as of June 30, 2004.

     Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes a $1 million non-refundable fee previously paid for this option. Management believes that the carrying value of the option is not impaired, based upon its estimated market value of such independent distributor. Valley could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that it will have adequate capital resources available to fund this acquisition and be in compliance with it debt covenant requirements at such time that the option is exercised. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and was therefore not consolidated at March 31, 2004.

     Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley's initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities ("VARIABLE INTEREST ENTITIES") are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R (See Note 14). These lease agreements have various maturity dates through April 2013. For the year ended June 30, 2004, 2003 and 2002 Valley incurred expenses under these leases of $2,774,824, $2,254,345 and $2,259,800 respectively. Valley entered into agreements, during fiscal 2004, to cancel the lease obligations for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining term of leases and the remaining obligations of $1,979,668. This charge was eliminated in the consolidation of the Variable Interest Entities (See Note 9 and 14).

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

14.  VARIABLE INTEREST ENTITIES

     Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as "Variable Interest Entities", primarily including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases to preserve its capital to support its growth through acquisition strategy. Valley's Chairman, who is the beneficial owner of 75% of Valley's common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.

     Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. The accounting policies of the Variable Interest Entities are similar to those of Valley including the following:

REVENUE RECOGNITION

     Rental revenue for real estate property, equipment and cylinders is recorded ratably over the life of the agreement.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is computed, primarily, using declining balance methods as well as the straight line method over the estimated useful lives of the properties as follows:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  15-40
Equipment...................................................   5-10
Furniture and fixtures......................................      7

     Accordingly, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary, and has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN46R. All intercompany balances have been eliminated in consolidation.

     The following table shows the consolidating balance sheet of the Company at June 30, 2004:

                                                                              AS OF JUNE 30, 2004
                                                            --------------------------------------------------------
                                                                            VARIABLE
                                                                            INTEREST
                                                               VALLEY       ENTITIES     ELIMINATIONS     COMPANY
                                                               ------       --------     ------------     -------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................  $    105,699   $   443,303            --    $    549,002
  Accounts receivable, net of allowance for doubtful
    accounts of $814,846 and $747,309, respectively.......    14,726,848     1,544,471   $(1,227,679)     15,043,640
  Inventory...............................................     9,415,875            --            --       9,415,875
  Prepaids and other current assets.......................       873,681        10,000            --         883,681
  Deferred tax assets.....................................     2,346,484            --            --       2,346,484
  Refundable taxes........................................     1,183,324            --            --       1,183,324
                                                            ------------   -----------   -----------    ------------
      Total current assets................................    28,651,911     1,997,774    (1,227,679)     29,422,006
                                                            ------------   -----------   -----------    ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land....................................................        55,000     2,128,176            --       2,183,176
  Buildings and improvements..............................     6,330,221    12,199,606            --      18,529,827
  Equipment...............................................    88,479,962       604,700            --      89,084,662
  Transportation equipment................................    17,912,966       145,549            --      18,058,515
  Furniture and fixtures..................................     7,830,225       130,977            --       7,961,202
                                                            ------------   -----------   -----------    ------------
      Total property, plant and equipment.................   120,608,374    15,209,008            --     135,817,382
Accumulated depreciation..................................   (49,360,206)   (3,788,204)           --     (53,148,410)
                                                            ------------   -----------   -----------    ------------
      Net property, plant and equipment...................    71,248,168    11,420,804            --      82,668,972
                                                            ------------   -----------   -----------    ------------
OTHER ASSETS:
  Non-compete agreements, consulting agreements and
    customer lists, net of accumulated amortization of
    $12,501,875 and $8,796,725, respectively..............     2,711,337            --            --       2,711,337
  Goodwill................................................    40,997,738            --            --      40,997,738
  Deposits and other assets...............................     1,523,532        11,457            --       1,534,989
                                                            ------------   -----------   -----------    ------------
      Total other assets..................................    45,232,607        11,457            --      45,244,064
                                                            ------------   -----------   -----------    ------------
TOTAL ASSETS..............................................  $145,132,686   $13,430,035   $(1,227,679)   $157,335,042
                                                            ============   ===========   ===========    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt....................  $  1,105,622   $ 1,546,312            --    $  2,651,934
  Bank overdraft..........................................       918,046            --   $  (250,000)        668,046
  Accounts payable........................................     7,982,973       252,220            --       8,235,193
  Accrued compensation and employee benefits..............     3,734,967            --            --       3,734,967
  Interest rate derivatives...............................     1,760,338            --            --       1,760,338
  Other current liabilities...............................     2,378,582       112,869            --       2,491,451
                                                            ------------   -----------   -----------    ------------
      Total current liabilities...........................    17,880,528     1,911,401      (250,000)     19,541,929
LONG-TERM DEBT, less current maturities...................    57,126,585     6,137,134      (977,679)     62,286,040
DEFERRED TAX LIABILITIES..................................    21,977,647            --            --      21,977,647
OTHER LONG-TERM LIABILITIES...............................     1,681,696            --            --       1,681,696
INTEREST RATE DERIVATIVES.................................       358,105            --            --         358,105
                                                            ------------   -----------   -----------    ------------
      Total liabilities...................................    99,024,561     8,048,535    (1,227,679)    105,845,417
                                                            ------------   -----------   -----------    ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES...........            --            --     5,381,500       5,381,500
STOCKHOLDERS' EQUITY:
  Preferred stock, par value, $.01 per share --
    Authorized, 5,000,000 shares, none Issued or
    Outstanding...........................................            --            --            --              --
  Common stock, par value, $.001 per share --
    Authorized, 30,000,000 shares; Issued, 9,620,084
    shares, Outstanding, 9,356,834 and 9,464,584 shares,
    respectively..........................................         9,620         3,800        (3,800)          9,620
  Paid-in-capital.........................................    18,905,761       335,985      (335,985)     18,905,761
  Retained earnings.......................................    29,668,686     5,041,715    (5,041,715)     29,668,686
  Accumulated other comprehensive loss....................    (1,184,309)           --            --      (1,184,309)
  Treasury stock at cost, 263,250 and 155,500 shares,
    respectively..........................................    (1,291,633)           --            --      (1,291,633)
                                                            ------------   -----------   -----------    ------------
      Total stockholders' equity..........................    46,108,125     5,381,500            --      46,108,125
                                                            ------------   -----------   -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $145,132,686   $13,430,035   $(1,227,679)   $157,335,042
                                                            ============   ===========   ===========    ============

     The following table shows the consolidating income statement of the Company at June 30, 2004:

                                                    AS OF JUNE 30, 2004
                               --------------------------------------------------------------
                                                  VARIABLE
                                  VALLEY      INTEREST ENTITIES   ELIMINATIONS     COMPANY
                                  ------      -----------------   ------------     -------
NET SALES....................  $154,455,606      $1,102,263       $(1,046,559)   $154,511,310
COST OF PRODUCTS SOLD,
  excluding depreciation and
  amortization...............    71,557,747              --                --      71,557,747
                               ------------      ----------       -----------    ------------
  Gross profit...............    82,897,859       1,102,263        (1,046,559)     82,953,563
                               ------------      ----------       -----------    ------------
EXPENSES:
  Operating and
     administrative..........    57,930,774         346,819        (1,046,559)     57,231,034
Depreciation.................     5,713,067          98,076                --       5,811,143
  Amortization of
     intangibles.............     1,662,980              --                --       1,662,980
                               ------------      ----------       -----------    ------------
     Total expenses..........    65,306,821         444,895        (1,046,559)     64,705,157
                               ------------      ----------       -----------    ------------
     Income from
       operations............    17,591,038         657,368                --      18,248,406
                               ------------      ----------       -----------    ------------
INTEREST EXPENSE.............     5,579,162          77,904                --       5,657,066
                               ------------      ----------       -----------    ------------
OTHER INCOME/(EXPENSE):
  Interest and dividend
     income..................       220,147           5,569                --         225,716
  Gain (loss) on disposal of
     assets..................       (69,783)        295,202                --         225,419
  Other income (expense).....        37,546          55,704                --          93,250
                               ------------      ----------       -----------    ------------
     Total other income......       187,910         356,475                --         544,385
                               ------------      ----------       -----------    ------------
EARNINGS BEFORE MINORITY
  INTEREST...................    12,199,786         880,235                --      13,080,021
MINORITY INTEREST............            --                          (880,235)        880,235
                               ------------      ----------       -----------    ------------
NET EARNINGS BEFORE TAXES....    12,199,786         880,235          (880,235)     12,199,786
PROVISION FOR INCOME TAXES...     4,519,927              --                --       4,519,927
                               ------------      ----------       -----------    ------------
NET EARNINGS.................  $  7,679,859      $  880,235       $  (880,235)   $  7,679,859
                               ============      ==========       ===========    ============

15.  SEGMENT DATA

     Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities in the third quarter of 2004 (See Note 1), Valley has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation.

     The Variable Interest Entities reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation, primarily purchases, develops, sells and/or leases real estate.

     The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. The Company considers each of the locations to be an operating segment as defined in FASB 131, however, none of these locations individually meet the quantitative thresholds stated in FASB 131 of 10% of revenue (or profits or assets). In addition, these segments are so similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment.

     Identifiable assets by reporting segment are as follows at June 30, 2004:

Valley......................................................  $145,132,686
Variable Interest Entities..................................    12,202,356
                                                              ------------
Total assets................................................  $157,335,042
                                                              ============

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                           QUARTER ENDED
                                       ------------------------------------------------------
                                       SEPTEMBER 30   DECEMBER 31   MARCH 31   JUNE 30(1)(2)
                                       ------------   -----------   --------   -------------
                                                           (IN THOUSANDS)
Fiscal 2004 --
  Net sales..........................    $32,435        $39,120     $47,926       $34,975
  Gross profit.......................     17,756         20,806      25,002        19,334
  Net income.........................        614          2,087       3,766         1,213
  Basic earnings per share...........       0.07           0.22        0.40          0.13
  Diluted earnings per share.........       0.07           0.22        0.40          0.12
Fiscal 2003 --
  Net sales..........................    $33,453        $38,676     $45,819       $33,284
  Gross profit.......................     18,058         20,338      23,460        16,233
  Net income (loss)..................        104          1,387       2,174        (3,429)
  Basic earnings (loss) per share....       0.01           0.15        0.23         (0.36)
  Diluted earnings (loss) per
     share...........................       0.01           0.15        0.23         (0.36)

---------------

(1) Fiscal year 2003 includes the effect of charges associated with the Company's repositioning initiatives of $5.3 million of which $1.4 million was associated with disposal of slow-moving inventory, $.7 million related to changes in medical accrual, $2.1 million related to severance, benefit and lease expense and the remaining $1.1 million related to the write-off of non-compete agreements and accelerated depreciation for certain assets. $4.7 of these charges were reflected in fourth quarter earnings.

(2) Fiscal year 2004 operating and administrative expenses for the three months and twelve months ended June 30, 2004 include a reduction of $0.8 million in rent expense, partially offset by other expenses, as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley as of March 31, 2004.

                                INDEX TO EXHIBITS

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

10.31 Agreement dated November 22, 2002 between the Company and John R. Bushwack (h)+

10.32 Lease Agreement dated as of May 1, 2003 between the Company and EquipLease Corp (i)

10.33 Amendment dated May 13, 2003 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (i)

10.34 Amendment dated June 30, 2003 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (i)

10.35    Agreement dated June 1, 2003 between the Company and Michael L. Tyler
         (i)+

10.36    Agreement dated June 1, 2003 between the Company and Gerald W. Zehala
         (i)+

10.37    Agreement dated June 1, 2003 between the Company and James P. Hart(i)+

10.38 Agreement dated July 1, 2003 between the Company and William A. Indelicato providing for certain Consulting payments (i)+

10.39 Fourth Amendment dated October 23, 2003 to Second Amended and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (filed herewith)

10.40 Addendum #19 dated March 31, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (filed herewith)

10.41 Third Amended and Restated Credit Agreement dated April 30, 2004 between the Company and Bank One, Indiana NA, as agent (filed herewith)

10.42 Agreement dated June 1, 2004 between the Company and Gerald W. Zehala (filed herewith)+

10.43 Addendum #18 dated June 7, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (filed herewith)

10.44 Addendum #20 dated June 30, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (filed herewith)

10.45 Agreement dated July 1, 2004 between the Company and William A. Indelicato providing for certain Consulting payments (filed herewith)+

14.1     Code of Business Conduct and Ethics (filed herewith)

21.1     Subsidiaries of Registrant (a)

23.1     Consent of Ernst & Young LLP

23.2     Consent of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1     Risk Factors (filed herewith)

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

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed May 15, 2002.

(f) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 27, 2002.

(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 14, 2002.

(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed February 13, 2003.

(i) Incorporated by reference to the Company's Annual Report on Form 10-K filed September 29, 2003.

+ A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.