Form 10-Q
period 2004-09-30
VALLEY NATIONAL GASES INC
filed 2004-11-15
CIK 1030715

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

          Yes [ ]                                          No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 10, 2004
               -----                           --------------------------------

   Common stock, $0.001 par value                         9,488,049

================================================================================

                       Valley National Gases Incorporated

                                TABLE OF CONTENTS

                                                                                    Page
PART I            FINANCIAL INFORMATION

     ITEM 1       Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2004
                  and September 30, 2004 (unaudited)                                  3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2003 and 2004 (unaudited)          5

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2003 and 2004 (unaudited)                6

                  Notes to Condensed Consolidated Financial Statements                7

     ITEM 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                18

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk         24

     ITEM 4       Controls and Procedures                                            24


PART II           OTHER INFORMATION

     ITEM 6       Exhibits                                                           25

     SIGNATURES                                                                      26

                          PART I. FINANCIAL INFORMATION

ITEM  I. FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      September 30,
                                                                                 2004 *           2004
                                                                             ------------   -------------
                                                                                             (Unaudited)
                              A S S E T S
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    549,002   $   1,309,460
  Accounts receivable, net of allowance for
    doubtful accounts of $747,309 and
    $875,521, respectively                                                     15,043,640      15,441,948
  Inventory                                                                     9,415,875      10,046,294
  Prepaids and other current assets                                               883,681       1,259,750
  Deferred tax assets                                                           2,346,484       2,799,764
  Refundable taxes                                                              1,183,324       1,209,519
                                                                             ------------    ------------
                  Total current assets                                         29,422,006      32,066,735
                                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                        2,183,176       1,882,195
    Buildings and improvements                                                 18,529,827      18,707,492
    Equipment                                                                  89,084,662      91,008,568
    Transportation equipment                                                   18,058,515      18,583,700
    Furniture and fixtures                                                      7,961,202       8,067,159
                                                                             ------------    ------------

                  Total property, plant and equipment                         135,817,382     138,249,114

    Accumulated depreciation                                                  (53,148,410)    (53,975,555)
                                                                             ------------    ------------
                  Net property, plant and equipment                            82,668,972      84,273,559
                                                                             ============    ============

OTHER ASSETS:
    Non-compete agreements, consulting   agreements and customer lists,
       net of accumulated amortization of $8,796,725 and $9,140,415,
       respectively                                                             2,711,337       2,367,647
    Goodwill                                                                   40,997,738      40,997,738
    Deposits and other assets                                                   1,534,989       1,520,734
                                                                             ------------   -------------
                  Total other assets                                           45,244,064      44,886,119
                                                                             ------------   -------------
TOTAL ASSETS                                                                 $157,335,042   $ 161,226,413
                                                                             ============   =============


* Amounts have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,                 September 30,
                                                                                   2004 *                      2004
                                                                                ------------               ------------
                                                                                                           (Unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                          $  2,651,934               $  2,600,388
  Bank overdraft                                                                     668,046                          -
  Accounts payable                                                                 8,235,193                  9,719,420
  Accrued compensation and employee benefits                                       3,734,967                  3,394,006
  Interest rate derivatives                                                        1,760,338                  1,486,841
  Other current liabilities                                                        2,491,451                  4,986,054
                                                                                ------------               ------------
                  Total current liabilities                                       19,541,929                 22,186,709

LONG-TERM DEBT, less current maturities                                           62,286,040                 62,771,050
DEFERRED TAX LIABILITIES                                                          21,977,647                 22,548,825
OTHER LONG-TERM LIABILITIES                                                        1,681,696                  1,649,077
INTEREST RATE DERIVATIVES                                                            358,105                    287,142
                                                                                ------------               ------------
                  Total liabilities                                              105,845,417                109,442,803
                                                                                ------------               ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES
                                                                                   5,381,500                  4,631,352

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share - Authorized, 5,000,000 shares,
    none Issued or Outstanding                                                             -                          -
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;
      Issued, 9,620,084 shares, Outstanding, 9,464,584 and 9,488,049
       shares, respectively                                                            9,620                      9,620
    Paid-in-capital                                                               18,905,761                 18,855,571
    Retained earnings                                                             29,668,686                 30,378,134
    Accumulated other comprehensive loss                                          (1,184,309)                  (994,428)
    Treasury stock at cost, 155,500 and 132,035 shares, respectively
                                                                                  (1,291,633)                (1,096,639)
                                                                                ------------               ------------
                  Total stockholders' equity                                      46,108,125                 47,152,258
                                                                                ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $157,335,042               $161,226,413
                                                                                ============               ============

* Amounts have been derived from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                        September 31,
                                                                 --------------------------
                                                                   2003          2004
                                                                 -----------   -----------
NET SALES                                                        $32,434,532   $36,200,516
COST OF PRODUCTS SOLD, excluding depreciation and amortization    14,678,461    16,913,985
                                                                 -----------   -----------
                  Gross profit                                    17,756,071    19,286,531
                                                                 -----------   -----------
EXPENSES:

    Operating and administrative                                  13,501,971    13,410,321
    Depreciation                                                   1,377,974     1,572,155
    Amortization of intangibles                                      470,756       343,690
                                                                 -----------   -----------
                  Total expenses                                  15,350,701    15,326,166
                                                                 -----------   -----------
                  Income from operations                           2,405,370     3,960,365
                                                                 -----------   -----------

INTEREST EXPENSE                                                   1,481,531     1,199,991
OTHER INCOME, NET                                                     82,201        84,613
                                                                 -----------   -----------
EARNINGS BEFORE MINORITY INTEREST                                  1,006,040     2,844,987
MINORITY INTEREST                                                          -       323,416
                                                                 -----------   -----------
NET EARNINGS BEFORE TAXES                                          1,006,040     2,521,571
PROVISION FOR INCOME TAXES                                           392,356       958,197
                                                                 -----------   -----------
NET EARNINGS                                                     $   613,684   $ 1,563,374
                                                                 ===========   ===========

BASIC EARNINGS PER SHARE                                         $      0.07   $      0.16
DILUTED EARNINGS PER SHARE                                       $      0.07   $      0.16
WEIGHTED AVERAGE SHARES:
  Basic                                                            9,356,834     9,485,696
  Diluted                                                          9,387,864     9,600,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2003            2004
                                                 ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $  1,930,271    $  3,872,362
                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from disposal of assets                    7,550          23,800
    Purchases of property and equipment            (1,051,567)     (3,045,926)
                                                 ------------    ------------

     Net cash used in investing activities         (1,044,017)     (3,022,126)
                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                       10,400,000      14,709,525
    Principal payments on loans                   (11,423,962)    (14,944,107)
    Redemption of stock options                             -         144,804
                                                 ------------    ------------
     Net cash used in financing activities         (1,023,962)        (89,778)
                                                 ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              (137,708)        760,458

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      1,782,713         549,002
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  1,645,005    $  1,309,460
                                                 ============    ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

      The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R") effective March 31, 2004. The term "Valley" as used throughout this document is used to indicate Valley National Gases Incorporated. The term "the Company" as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, the Company has two reportable segments: Valley and Variable Interests Entities.

      The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that all adjustments, consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company's audited consolidated financial statements for the period ending June 30, 2004.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in Valley's 2004 Annual Report on Form 10-K filed on September 29, 2004. There have been no significant changes in these policies or the application thereof during the first three months of fiscal 2005.

INVENTORY

      Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis.

The components of inventory are as follows:

                  June 30,      September 30,
                    2004            2004
                -----------     -------------
                (Unaudited)
Hard goods      $ 7,300,461      $ 8,174,893
Gases             2,115,414        1,871,401
                -----------      -----------
                $ 9,415,875      $10,046,294
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

      The Company continues to account for stock option grants under the old method and have not elected to expense these options. If Valley had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation" Valley's net income and earnings per share would have been the pro forma amounts indicated below:

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                         2003         2004
                                                      ----------   ----------
Net income
   As reported                                        $  613,684   $1,563,374
   Deduct: Total stock-based employee compensation
     expense based on the fair value method for all
     awards, net of related tax effects                   21,713       21,539
                                                      ----------   ----------
   Pro forma                                             591,971    1,541,835
Earnings per share assuming dilution
   As reported                                        $     0.07   $     0.16
   Pro forma                                          $     0.06   $     0.16

COMPREHENSIVE INCOME

      Comprehensive income includes net income and unrealized gains and losses on derivatives designated and qualified as cash flow hedges. The components of comprehensive income consist of the following for the three months ending September 30:

                                     Three Months Ended
                                        September 30,
                                   -----------------------
                                      2003         2004
                                   ----------   ----------

Net earnings                       $  613,684   $1,563,374
Unrealized gains on derivatives,
   net of tax                         444,058      189,881
                                   ----------   ----------
Comprehensive income               $1,057,742   $1,753,255
                                   ==========   ==========

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

      In December 2003, the FASB issued FIN 46R to further clarify the standard which was adopted by the Company as of March 31, 2004. Accordingly, management concluded that the related party lease agreement entities were required to be consolidated with Valley's financial statements pursuant to the common control provisions under FIN 46R (see Note 7).

SUPPLEMENTAL CASH FLOW INFORMATION

                                       For the Three Months
                                        Ended September 30,
                                   ----------------------------
                                       2003            2004
                                   ------------    ------------
Cash paid for certain items -
  Cash payments for interest       $  1,490,455    $    992,863
  Cash payments for income taxes              -          26,195
Non-cash financing activity -
   Dividend payable                           -         853,924
   Adjustment of seller notes           (82,080)              -
Non-cash investing activity -
   Fixed asset purchases                451,163         270,122

4. GOODWILL AND INTANGIBLE ASSETS:

      On July 1, 2001, Valley adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley's intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2004 and September 30, 2004, Valley's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                                                                       Accumulated
                     Gross         Accumulated     Gross Amount as   Amortization as     Weighted
                     Amount      Amortization as         of               of              Average
                     as of             of           September 30,     September 30,    Amortization
                  June 30, 2004   June 30, 2004         2004              2004         Period (years)
                  -------------  ---------------   ---------------   ---------------   --------------
Non-competition
   agreements     $ 10,811,651   $     8,528,931   $    10,811,651   $     8,854,471         9.3
Consulting
   agreements          357,411           228,244           357,411           240,744         3.0
Customer lists         339,000            39,550           339,000            45,200        15.0
                  ------------   ---------------   ---------------   ---------------
Total             $ 11,508,062   $     8,796,725   $    11,508,062   $     9,140,415
                  ============   ===============   ===============   ===============

      Amortization expense for the three months ended September 30, 2004 totaled $343,690. Estimated amortization expense for the remainder of fiscal 2005 as of September 30, 2004 and the next five fiscal years is summarized as follows:

Fiscal year Ending
      June 30,
------------------
Remainder of 2005    $   772,815
       2006          $   588,568
       2007          $   351,068
       2008          $   309,818
       2009          $   117,437
       2010          $    54,067

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

                                              Three Months Ended
                                                  September 30,
                                             -----------------------
                                                2003        2004
                                             ----------  -----------
Net earnings available for common stock      $  613,684  $ 1,563,374
                                             ==========  ===========

Basic earnings per common share:
   Weighted average common shares             9,356,834    9,485,696
                                             ==========  ===========

   Basic earnings per common share           $     0.07  $      0.16
                                             ==========  ===========

Diluted earnings per common share:
   Weighted average common shares             9,356,834    9,485,696

   Shares issuable from assumed conversion
   of common stock equivalents                   30,850      114,603
                                             ----------  -----------
   Weighted average common and common
   equivalent shares                          9,387,684    9,600,299
                                             ==========  ===========
   Diluted earnings per common share         $     0.07  $      0.16
                                             ==========  ===========

      Options to purchase 1,500 and 391,200 shares of common stock were outstanding during the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per common share as the options' exercise price was greater than the average market price of the common stock for the respective periods.

6. COMMITMENTS AND CONTINGENCIES

      Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. Valley and its subsidiaries, in the ordinary course of business, are threatened with and are subject to claims and are named as defendants in various lawsuits typical of those filed against employers, commercial property owners, welding equipment and supply distributors, manufacturers of specialty gases and distributors of specialty gases and propane which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. In some cases, claimants seek attorney fees in addition to actual and punitive damages. Valley always incurs costs in the handling of claims. Management and employees time is taken up and frequently there are out-of-pocket expenses which are not recoverable or reimbursed by insurance. Valley maintains liability and other insurance coverage against such claims in such amounts and deductibles as Valley believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such liability and claims or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that the resolution of these claims and lawsuits will not have a material adverse effect on the results of operations, financial condition or cash flows of Valley.

      Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option which is recorded in the consolidated balance sheet at September 30, 2004 as a long term asset. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. Management estimates it is more likely than not that the option will be exercised. Management will continue to assess the valuation of the long-term asset as facts and circumstances change, or at least on an annual basis. Valley could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004 upon adoption of the new standard.

      Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley's initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities ("Variable Interest Entities") were required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R (see Note 7). These lease agreements have various maturity dates through April 2013.

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

7. VARIABLE INTEREST ENTITIES

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

      Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary, and management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. Accordingly, Valley has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.

      The following table shows the consolidating balance sheet of the Company at September 30, 2004:

            ASSETS

                                                                      As of September 30, 2004
                                                                  --------------------------------
                                                                     Variable
                                                                     Interest
                                                    Valley           Entities
                                                    Segment           Segment        Eliminations         Company
                                                --------------    --------------    --------------    --------------
CURRENT ASSETS:
  Cash and cash equivalents                     $      953,719    $      355,741                 -    $    1,309,460
  Accounts receivable, net of
    allowance for doubtful accounts
    of $875,521                                     15,163,222         1,520,929        (1,242,203)       15,441,948
  Inventory                                         10,046,294                 -                 -        10,046,294
  Prepaids and other current assets                  1,249,750            10,000                 -         1,259,750
  Deferred tax assets                                2,799,764                 -                 -         2,799,764
  Refundable taxes                                   1,209,519                 -                 -         1,209,519
                                                --------------    --------------    --------------    --------------
     Total current assets                           31,422,268         1,886,670        (1,242,203)       32,066,735
                                                --------------    --------------    --------------    --------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                55,000         1,827,195                 -         1,882,195
    Buildings and improvements                       6,664,172        12,043,320                 -        18,707,492
    Equipment                                       90,394,221           614,347                 -        91,008,568
    Transportation equipment                        18,438,151           145,549                 -        18,583,700
    Furniture and fixtures                           7,933,496           133,663                 -         8,067,159
                                                --------------    --------------    --------------    --------------
     Total property, plant and
       equipment                                   123,485,040        14,764,074                 -       138,249,114

    Accumulated depreciation                       (50,445,117)       (3,530,438)                -       (53,975,555)
                                                --------------    --------------    --------------    --------------

     Net property, plant and
        equipment                                   73,039,923        11,233,636                 -        84,273,559
                                                --------------    --------------    --------------    --------------

OTHER ASSETS:
    Non-compete agreements, consulting
       agreements and customer lists, net of
       accumulated amortization of
       $9,140,415                                    2,367,647                 -                 -         2,367,647
    Goodwill                                        40,997,738                 -                 -        40,997,778
    Deposits and other assets                        1,509,276            11,458                 -         1,520,734
                                                --------------    --------------    --------------    --------------
     Total other assets                             44,874,661            11,458                 -        44,886,119
                                                --------------    --------------    --------------    --------------
TOTAL ASSETS                                    $  149,336,852    $   13,131,764    $   (1,242,203)   $  161,226,413
                                                ==============    ==============    ==============    ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      As of September 30, 2004
                                                                  --------------------------------
                                                                     Variable
                                                                     Interest
                                                    Valley           Entities
                                                    Segment           Segment        Eliminations         Company
                                                --------------    --------------    --------------    --------------
CURRENT LIABILITIES:
  Current maturities of long-term
    debt                                        $      988,374    $    1,612,014                 -   $    2,600,388
  Accounts payable                                   9,457,819           261,601                 -        9,719,420
  Accrued compensation and employee
    benefits                                         3,394,006                 -                 -        3,394,006
  Interest rate derivatives                          1,486,841                 -                 -        1,486,841
  Other current liabilities                          4,544,021           442,033                 -        4,986,054
                                                --------------    --------------    --------------    --------------

                  Total current
                      liabilities                   19,871,061         2,315,648                 -       22,186,709

LONG-TERM DEBT, less current maturities             57,828,489         6,184,764        (1,242,203)      62,771,050
DEFERRED TAX LIABILITIES                            22,548,825                 -                 -       22,548,825
OTHER LONG-TERM LIABILITIES                          1,649,077                 -                 -        1,649,077
INTEREST RATE DERIVATIVES                              287,142                 -                 -          287,142
                                                --------------    --------------    --------------    --------------
                  Total liabilities                102,184,594         8,500,412        (1,242,203)     109,442,803
                                                --------------    --------------    --------------    --------------

COMMITMENTS AND CONTINGENCIES

COMMON CONTROL INTEREST                                      -                 -         4,631,352        4,631,352

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01
 per share -
  Authorized, 5,000,000 shares,
  none Issued or Outstanding
 Common stock, par value, $.001 per share-
  Authorized, 30,000,000 shares;                         9,620             3,800            (3,800)           9,620
      Issued, 9,620,084 shares, Outstanding,
       9,488,049 shares
    Paid-in-capital                                 18,855,571           335,985          (335,985)      18,855,571
    Retained earnings                               30,378,134         4,291,567        (4,291,567)      30,378,134
  Accumulated other comprehensive loss                (994,428)                -                 -         (994,428)
  Treasury stock at cost, 132,035 shares            (1,096,639)                -                 -       (1,096,639)
                                                --------------    --------------    --------------    -------------
                Total stockholders' equity          47,152,258         4,631,352        (4,631,352)      47,152,258
                                                --------------    --------------    --------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  149,336,852    $   13,131,764    $   (1,242,203)   $ 161,226,413
                                                ==============    ==============    ==============    =============

      The following table shows the consolidating balance sheet of the Company at June 30, 2004:

            A S S E T S

                                                                             As of June 30, 2004
                                                                       --------------------------------
                                                                          Variable
                                                                          Interest
                                                         Valley           Entities
                                                         Segment           Segment        Eliminations         Company
                                                     --------------    --------------    --------------    --------------
CURRENT ASSETS:
  Cash and cash equivalents                          $      105,699    $      443,303                 -    $      549,002
  Accounts receivable, net of
    allowance for doubtful accounts
    of $814,846 and $747,309,
    respectively                                         14,726,848         1,544,471    $   (1,227,679)       15,043,640
  Inventory                                               9,415,875                 -                 -         9,415,875
  Prepaids and other current assets                         873,681            10,000                 -           883,681
  Deferred tax assets                                     2,346,484                 -                 -         2,346,484
  Refundable taxes                                        1,183,324                 -                 -         1,183,324
                                                     --------------    --------------    --------------    --------------
     Total current assets                                28,651,911         1,997,774        (1,227,679)       29,422,006
                                                     --------------    --------------    --------------    --------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                     55,000         2,128,176                 -         2,183,176
    Buildings and improvements                            6,330,221        12,199,606                 -        18,529,827
    Equipment                                            88,479,962           604,700                 -        89,084,662
    Transportation equipment                             17,912,966           145,549                 -        18,058,515
    Furniture and fixtures                                7,830,225           130,977                 -         7,961,202
                                                     --------------    --------------    --------------    --------------
     Total property, plant and
        equipment                                       120,608,374        15,209,008                 -       135,817,382
    Accumulated depreciation                            (49,360,206)       (3,788,204)                -       (53,148,410)
                                                     --------------    --------------    --------------    --------------
     Net property, plant and
        equipment                                        71,248,168        11,420,804                 -        82,668,972
                                                     --------------    --------------    --------------    --------------

OTHER ASSETS:
    Non-compete agreements, consulting
       agreements and customer lists, net of
       accumulated amortization of $12,501,875 and
       $8,796,725, respectively                           2,711,337                 -                 -         2,711,337
    Goodwill                                             40,997,738                 -                 -        40,997,738
    Deposits and other assets                             1,523,532            11,457                 -         1,534,989
                                                     --------------    --------------    --------------    --------------
       Total other assets                                45,232,607            11,457                 -        45,244,064
                                                     --------------    --------------    --------------    --------------
TOTAL ASSETS                                         $  145,132,686    $   13,430,035    $   (1,227,679)   $  157,335,042
                                                     ==============    ==============    ==============    ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     As of June 30, 2004

                                                                                 Variable
                                                                                 Interest
                                                              Valley             Entities
                                                              Segment             Segment          Eliminations          Company
                                                           -------------       -------------       -------------      -------------
CURRENT LIABILITIES:
  Current maturities of long-term
     debt                                                  $   1,105,622       $   1,546,312                   -      $   2,651,934
  Bank overdraft                                                 918,046                   -       $    (250,000)           668,046
  Accounts payable                                             7,982,973             252,220                   -          8,235,193
  Accrued compensation and
     employee benefits                                         3,734,967                   -                   -          3,734,967
  Interest rate derivatives                                    1,760,338                   -                   -          1,760,338
  Other current liabilities                                    2,378,582             112,869                   -          2,491,451
                                                           -------------       -------------       -------------      -------------

                  Total current
                        liabilities                           17,880,528           1,911,401            (250,000)        19,541,929

LONG-TERM DEBT, less current maturities                       57,126,585           6,137,134            (977,679)        62,286,040
DEFERRED TAX LIABILITIES                                      21,977,647                                       -         21,977,647
OTHER LONG-TERM LIABILITIES                                    1,681,696                                       -          1,681,696
    INTEREST RATE DERIVATIVES                                    358,105                                       -            358,105
                                                           -------------       -------------       -------------      -------------

                  Total liabilities                           99,024,561           8,048,535          (1,227,679)       105,845,417
                                                           -------------       -------------       -------------      -------------

COMMITMENTS AND CONTINGENCIES                                          -                   -                   -                  -

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES
                                                                                           -           5,381,500          5,381,500
STOCKHOLDERS' EQUITY:
    Preferred stock, par value, $.01 per share --
    Authorized, 5,000,000 shares, none Issued or
       Outstanding                                                     -                   -                   -                  -
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;                                     -                   -                   -                  -
    Issued, 9,620,084 shares, Outstanding,
       9,356,834 and 9,464,584 shares,
       respectively

                                                                   9,620               3,800              (3,800)             9,620
    Paid-in-capital                                           18,905,761             335,985            (335,985)        18,905,761
    Retained earnings                                         29,668,686           5,041,715          (5,041,715)        29,668,686

  Accumulated other comprehensive

     loss                                                     (1,184,309)                  -                   -         (1,184,309)
  Treasury stock at cost, 263,250
     and 155,500 shares,
     respectively                                             (1,291,633)                                      -         (1,291,633)
                                                           -------------       -------------       -------------      -------------

               Total stockholders'
                equity                                        46,108,125           5,381,500                   -         46,108,125
                                                           -------------       -------------       -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $ 145,132,686       $  13,430,035       $  (1,227,679)     $ 157,335,042
                                                           =============       =============       =============      =============

      The following table shows the consolidating income statement of the Company for the three months ended September 30, 2004:

                                                                 As of September 30, 2004
                                                                 ------------------------
                                                         Variable
                                                         Interest
                                         Valley          Entities
                                         Segment          Segment       Eliminations      Company
                                       -----------      -----------      ---------      -----------
NET SALES                              $36,200,516      $   699,851      $(699,851)     $36,200,516
COST OF PRODUCTS SOLD, excluding
   depreciation and amortization        16,913,985                -              -       16,913,985
                                       -----------      -----------      ---------      -----------
      Gross profit                      19,286,531          699,851       (699,851)      19,286,531
                                       -----------      -----------      ---------      -----------
EXPENSES:

  Operating and administrative          13,833,704          276,468       (699,851)      13,410,321
Depreciation                             1,470,000          102,155              -        1,572,155
  Amortization of intangibles              343,690                -              -          343,690
                                       -----------      -----------      ---------      -----------
      Total expenses                    15,647,394          378,623       (699,851)      15,326,166
                                       -----------      -----------      ---------      -----------
      Income from operations             3,639,137          321,228              -        3,960,365
                                       -----------      -----------      ---------      -----------
INTEREST EXPENSE                         1,150,660           49,331              -        1,199,991
OTHER INCOME, NET                           33,094           51,519              -           84,613
                                       -----------      -----------      ---------      -----------
EARNINGS BEFORE MINORITY INTEREST        2,521,571          323,416              -        2,844,987
MINORITY INTEREST                                -          323,416              -          323,416
                                       -----------      -----------      ---------      -----------
NET EARNINGS BEFORE TAXES                2,521,571                -              -        2,521,571
PROVISION FOR INCOME TAXES                 958,197                -              -          958,197
                                       -----------      -----------      ---------      -----------
NET EARNINGS                           $ 1,563,374      $   323,416              -      $ 1,563,374
                                       ===========      ===========      =========      ===========


8. SEGMENT DATA

      Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities in the third quarter of 2004 (See Note 1), the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each business is maintained and managed separately. The results of operations and assets for each of these segments are derived from each business' financial reporting system. All intercompany activity is eliminated in consolidation.

      The Variable Interest Entities reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation, primarily purchases, develops, sells and leases real estate.

      The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Management considers each of the locations to be an operating segment as defined in Financial Accounting Standards Board (FASB) No. 131, however, none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets) to be deemed a reportable segment. Since these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment, management concluded that these operating segments should be aggregated into one reporting segment.

      Identifiable assets by reporting segment are as follows at September 30, 2004 (See Note 7):

Valley                              $149,336,852
Variable Interest Entities            11,889,561
                                    ------------
Total assets                        $161,226,413
                                    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

      The statements contained in this Quarterly Report on Form 10-Q, including, but not limited to those contained in Item 2- Management's Discussion and Analysis of Results of Operations and Financial Condition, along with statements in other reports filed with the Securities and Exchange Commission (the "SEC"), external documents and oral presentations, which are not historical facts are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which may be expressed in a variety of ways, including the use of forward-looking terminology such as "will," "believes," "intends," "expects," "plans," "could" or "may," or the negatives thereof, other variations thereon or comparable terminology, relate to, among other things, Valley's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, the effect of product liability or other claims on Valley's results of operations or financial condition, the trend towards and cost impacts of consolidation in the industry and the industry's general resistance to downturns in the business cycle. The Company does not undertake any obligation to publicly update any forward-looking statements.

      These forward-looking statements and other forward-looking statements contained in other public disclosures of Valley which make reference to the cautionary factors contained in this Form 10-Q are based on assumptions that involve risks and uncertainties and are subject to change. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward looking statements. Important risk factors that may affect Valley's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 included in the Company's Form 10-K for the year ended June 30, 2004 and Valley's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into Valley's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley's business, inflation and fluctuations in interest rates.

      Valley wishes to caution each reader of this Form 10-Q to consider the factors described below and certain other factors discussed herein and in other past reports including, but not limited to, prior year Annual Reports and Form 10-K and Form 10-Q reports filed with the SEC. The factors discussed herein may not be exhaustive. Therefore, the factors discussed herein should be read together with other reports and documents that are filed by Valley with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

OVERVIEW

      Valley National Gases, Incorporated, a Pennsylvania corporation, referred to as Valley, is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. Valley's net sales have grown, primarily as a result of acquisitions since Valley started business in 1958, increasing to $154.5 million in fiscal 2004. In fiscal 2004, gases accounted for approximately 49.2% of net sales, welding equipment and supplies (generally referred to in the industry as "hard goods") accounted for approximately 35.0% of net sales, while cylinder rental, tank rental, delivery charges and compliance charges accounted for approximately 15.8% of net sales.

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

      Effective with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities", referred to as FIN 46R, in the third quarter of 2004 and the required consolidation of certain variable interest entities, Valley has two reportable segments: Valley and Variable Interest Entities (as defined below). Since these are two separate and distinct businesses, the financial information for each business is maintained and managed separately. The results of operations and assets for each of these segments are derived from each business' respective financial reporting system. See Note 1 to the financial statements. All inter-company activity is eliminated in consolidation.

      The Variable Interest Entities' reportable segment, including West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation, primarily purchases, develops, sells and leases real estate.

      The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Valley considers each of the locations to be an operating segment as defined in Financial Accounting Standards Board (FASB) No. 131, however, none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets). Since these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment.

      Valley's current business strategy is to grow sales through the selective acquisition of other independent distributors and, to a lesser degree, through internally generated growth. Valley believes earnings growth will occur through additional sales and from the implementation of policies and procedures which more effectively administer, control and monitor customer pricing. Earnings growth is also expected to occur through cost leveraging of operations and the proper implementation of certain key operating procedures and staffing based upon "best practices" standards. Though Valley has historically grown its business through acquiring independent distributors, Valley has intentionally limited its acquisitions in 2003 and 2004 in order to more effectively implement its improvement initiatives. However, management believes that, over the long term, attractive acquisition candidates will continue to present themselves as a result of the consolidation trend in the industries in which Valley participates and that Valley will be able to generate growth and operational synergies by successfully integrating acquired operations into its base business, generating growth and operational synergies. Valley expects that acquisitions will be financed primarily with internally generated funds and to a much lesser extent through borrowings under Valley's existing credit facility and seller financing. While highly focused on acquisitions, price attainment and cost leveraging, management believes that Valley's competitive strengths will allow it to continue to increase sales through internal growth.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2004 and 2003

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements included in response to Part 1, Item 1 of this report.

      Net sales increased 11.6%, or $3.8 million, to $36.2 million for the three months ended September 30, 2004 from $32.4 million for the three months ended September 30, 2003. Propane sales increased $1.2 million, reflecting $1.1 million in price inflation and a $0.1 million increase in the volume of propane sold. Hard goods sales increased $2.1 million from the same period in 2003 on a same store basis, reflecting the effect of Valley's pricing initiatives and increased demand. Gases and cylinder revenue increased $0.4 million which represented 59.7% of net sales for the three months ended September 30, 2004, with hard goods representing 40.3%. In comparison, gases and cylinder revenue represented 61.5% of net sales for the three months ended September 30, 2003, with hard goods representing 38.5%.

      Gross profit, which excludes depreciation and amortization, increased 8.6%, or $1.5 million, to $19.3 million, for the three months ended September 30, 2004 compared to $17.8 million for the three months ended September 30, 2003. Gross profit as a percentage of net sales was 53.3% for the three months ended September 30, 2004, compared to 54.7% for the three months ended September 30, 2003. The change in gross profit is the result of improved pricing in hardgoods, industrial gases and cylinder rent which was more than offset by reduced propane margin as a percent of sales.

      Operating and administrative expenses decreased $0.1 million for the quarter compared to the first quarter of 2003. Operating expense within the Valley segment increased $0.4 million due to increased professional and legal services and other expenses partially offset by decreased personnel costs and building rent. This increase in the Valley segement was offset by a reduction of $0.5 million in rent expense, as a result of consolidating entities owned by a related party that leases property to Valley under FIN 46R, Variable Interest Entities. Operating and administrative expenses for the three months ended September 30, 2003 includes full rent expense with no reduction in consolidation since FIN 46R was adopted as of March 31, 2004. Operating and administrative expenses as a percentage of sales for the Company were 37.0% for the three months ended September 30, 2004, as compared to 41.6% for the three months ended September 30, 2003.

      Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The increase is partially due to the consolidation of the Variable Interest Entities' contribution of $0.1 million in depreciation expense for the three months ended September 30, 2004 which was not consolidated for the three months ended September 30, 2003 since FIN 46R was adopted as of March 31, 2004.

      Interest expense decreased $0.3 million to $1.2 million for the three months ended September 30, 2004, as compared to $1.5 million for the three months ended September 30, 2003, as a result of reduced outstanding debt balances and lower interest rates due to improvement in the Company's performance and financial ratios. Included in interest expense was a decrease of $16,992 and $31,379 for the three months ended September 30, 2004 and September 30, 2003, respectively, to record changes in the fair market value of Valley's interest rate swap agreements under SFAS No. 133. Interest expense includes $0.1 million related to the Variable Interest Entities' consolidation for the three months ended September 30, 2004, which was not consolidated in the three months ended September 30, 2003, since FIN 46R was adopted as of March 31, 2004.

      Other income remained consistent as compared to the same three month period in 2003.

      Minority interest earnings reflect the elimination of net pre-tax income earned during the quarter by the Variable Interest Entities' since Valley has no direct ownership interest in these entities. The amount eliminated is primarily the reduction in rent expense and other income noted above, partially offset by expenses incurred by the entities.

      The Company's effective tax rate for the three months ended September 30, 2004 was 38.0% compared to 39.0% for the three months ended September 30, 2003. This change was primarily the result of changes in estimates for federal and state accrued taxes.

      For the reasons stated above, net income increased to $1.6 million for the three months ended September 30, 2004, as compared to $0.6 million for the three months ended September 30, 2003. Diluted earnings per share were $0.16 for the three months ended September 30, 2004, as compared to $0.07 for the three months ended September 30, 2003. Diluted weighted average shares outstanding for the three months ended September 30, 2004 were 9,600,299, as compared to 9,387,864 for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, Valley has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

      At September 30, 2004, the Company had working capital of approximately $9.9 million, as compared to $11.1 million as of September 30, 2003, reflecting primarily an increase in accounts payable levels and the declaration of a dividend in September 2004 of $0.9 million and paid in October 2004. Funds provided by operations for the three months ended September 30, 2004 were approximately $3.9 million, as compared to $1.9 million for the three months ended September 30, 2003. This increase of $2.0 million is primarily attributable to the $0.9 million increase of net income and an increase in accounts payable of $2.2 million. Funds used for investing activities were approximately $3.0 million for the three months ended September 30, 2004 consisting primarily of capital spending, as compared to $1.0 million for three months ended September 30, 2003. Valley anticipates capital expenditures of approximately $7.0 million for fiscal year June 30, 2005. Funds used for financing activities for the three months ended September 30, 2004 were approximately $0.9 million from net payments of debt, compared to $1.0 million for the three months ended September 30, 2003. The Company's cash balance increased $0.8 million during the three months ended September 30, 2004 to $1.3 million.

      On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes described in Note 5 of the Financial Statements. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement.

      The weighted average interest rate for substantially all of the borrowings under the credit facility was 2.97% as of September 30, 2004. As of September 30, 2004, availability under the revolving loan was approximately $17.2 million, with outstanding borrowings of approximately $56.3 million and outstanding letters of credit of approximately $1.5 million. The credit facility is secured by all of Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

      The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of September 30, 2004, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

      The Variable Interest Entities' debt, in the amount of $6.5 million, consists primarily of asset-backed mortgages for real estate. This debt has various interest rates ranging from 3.5% to 7.0% and various maturities from 2004 to 2016. Certain mortgages are personally guaranteed by the Chairman of Valley.

      Valley is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 3.75% to 10.0% per annum and maturities through 2010. The outstanding balance of these notes as of September 30, 2004 was $2.6 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley's credit facility.

      Valley enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.

      Interest rate swap agreements are used to reduce interest rate risks and costs inherent in Valley's debt portfolio. Valley enters into these agreements to change the variable/ fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, Valley enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of September 30, 2004, Valley had $55.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.2% versus a receive rate of 1.8% at September 30, 2004.

      Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ends in May 2005. The call option becomes exercisable upon expiration of the put option and ends in May 2008. The total purchase price of this acquisition is currently estimated to be $10 million based upon the purchase price calculation stipulated in the agreement, which includes $1 million previously paid for this option which is recorded in the consolidated balance sheet at September 30, 2004 as a long-term asset. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of such independent distributor. Management estimates it is more likely than not that the option will be exercised. Management will continue to assess the valuation of the long-term asset as facts and circumstances change, or at least on an annual basis. Valley could incur a loss when the put option is exercised if the market value of the option at inception is greater than the market value of the option at the date of purchase. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004 upon adoption of the new standard.

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

      The schedule of maturities by segment of the Company's debt for the next five years and thereafter is as follows:

                                                          Variable
                                                          Interest
Fiscal year ending June 30,               Valley          Interest         Company
---------------------------            -----------      -----------      -----------
Remainder of 2005                      $   790,283      $ 1,395,119      $ 2,185,402
             2006                      $   762,056      $   823,812      $ 1,585,868
             2007                      $   546,551      $   806,333      $ 1,352,884
             2008                      $   189,580      $   790,334      $   979,914
             2009                      $56,434,665      $   692,194      $57,126,859
             2010                      $    66,987      $   633,825      $   700,812
Thereafter                             $    26,746      $ 1,412,958      $ 1,439,704
                                       -----------      -----------      -----------
Total                                  $58,816,868      $ 6,554,575      $65,371,443
                                       ===========      ===========      ===========

CRITICAL ACCOUNTING POLICIES

      The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in Valley's 2004 Annual Report on Form 10-K filed on September 29, 2004. There have been no significant changes in these policies or the application thereof during the first three months of fiscal 2005.

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

      In December 2003, the FASB issued FIN 46R to further clarify the standard which was adopted by the Company as of March 31, 2004. Accordingly, management concluded that the related party lease agreement entities were required to be consolidated with Valley's financial statements pursuant to the common control provisions under FIN 46R (see Note 7).

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding Valley's ability to grow sales and earnings, cost leverage its operations, reduce operating expenses, increase product margins, identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility and its anticipated capital spending during fiscal year 2005. Valley intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.

      All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by Valley or any other person that the results expressed will be achieved. Important risk factors that may affect Valley's ability to achieve the results expressed in the forward-looking statements include, but are not limited to, the risks discussed in Exhibit 99.1 to Valley's 10-K for the fiscal year ended June 30, 2004 and Valley's ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into Valley's operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete,
(vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley's products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley's business, inflation and fluctuations in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There were no significant changes to the composition of the Company's fixed and variable rate long-term debt or interest rate swaps during the three months ended September 30, 2004 as compared to that as reported in the Company's annual report as of June 30, 2004. As of September 30, 2004, the Company's average pay rate for these swaps was 6.2% compared to its average receive rate of 1.8%.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, William A. Indelicato, and its acting Chief Financial Officer, James P. Hart, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

      (b) Changes in Internal Controls

      During the fiscal quarter covered by this report, there have not been any significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBIT INDEX

         3.1      Articles of Amendment (1)

         3.2      Bylaws (1)

         4.1      Form of Certificate for Common Stock (1)

         10.46 Incentive Stock Option Agreement under 1997 Stock Option Plan, As Amended

         10.47 Non-Qualified Stock Option Agreement under 1997 Stock Option Plan, As Amended

         31.1     Certification of the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (1) Incorporated by reference to Valley's Registration
               Statement on Form S-1, Reg. No. 333-19973

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        VALLEY NATIONAL GASES INCORPORATED

November 12, 2004                      /s/  James P. Hart
                                       --------------------
                                       James P. Hart
                                       Acting Chief Financial
                                       Officer and
                                       Duly Authorized Officer