Form 10-Q
period 2004-12-31
VALLEY NATIONAL GASES INC
filed 2005-02-18
CIK 1030715

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

                      Yes   x                             No
                           ---                                ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                      Yes                                  No  X
                           ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at February 10, 2005
               -----                          --------------------------------
    Common stock, $0.001 par value                      9,498,474

                       Valley National Gases Incorporated


                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I   FINANCIAL INFORMATION

 ITEM 1  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2004
         and December 31, 2004 (unaudited)                                   3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended December 31, 2003 and 2004 (unaudited)           5

         Condensed Consolidated Statements of Operations for the
         Six Months Ended December 31, 2003 and 2004 (unaudited)             6

         Consolidated Statements of Changes in Stockholders' Equity
         for the Periods Ended June 30, 2004 and December 31, 2004           7

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 2003 and 2004 (unaudited)                 8

         Notes to Condensed Consolidated Financial Statements                9

 ITEM 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                22

 ITEM 3  Quantitative and Qualitative Disclosures About Market Risk         31

 ITEM 4  Controls and Procedures                                            31


PART II  OTHER INFORMATION

 ITEM 6  Exhibits                                                           32

 SIGNATURES                                                                 33

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       VALLEY NATIONAL GASES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                              A S S E T S
                                                                              June 30,          December 31,
                                                                                2004                2004
                                                                           -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $     549,002       $   1,379,259
  Accounts receivable, net of allowance for
    doubtful accounts of $747,309 and
    $861,471, respectively                                                    15,043,640          19,282,745
  Inventory                                                                    9,415,875          10,118,953
  Prepaids and other current assets                                              883,681           1,326,807
  Deferred tax assets                                                          2,346,484           2,560,761
  Refundable taxes                                                             1,183,324           2,169,778
                                                                           -------------       -------------

                  Total current assets                                        29,422,006          36,838,303
                                                                           -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                                       2,183,176           1,882,195
    Buildings and improvements                                                18,529,827          19,375,975
    Equipment                                                                 89,084,662          91,713,223
    Transportation equipment                                                  18,058,515          19,041,251
    Furniture and fixtures                                                     7,961,202           8,275,750
                                                                           -------------       -------------

                  Total property, plant and equipment                        135,817,382         140,288,394

    Accumulated depreciation                                                 (53,148,410)        (55,108,505)
                                                                           -------------       -------------

                  Net property, plant and equipment                           82,668,972          85,179,889
                                                                           -------------       -------------



OTHER ASSETS:
    Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $8,796,725 and $9,418,946,
       respectively                                                            2,711,337           2,089,116
    Goodwill                                                                  40,997,738          40,997,738
    Deposits and other assets                                                  1,534,989           1,508,275
                                                                           -------------       -------------

                  Total other assets                                          45,244,064          44,595,129
                                                                           -------------       -------------

TOTAL ASSETS                                                               $ 157,335,042       $ 166,613,321
                                                                           =============       =============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)



                  LIABILITIES AND STOCKHOLDERS' EQUITY                      June 30,          December 31,
                                                                              2004                 2004
                                                                          -------------       -------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $   2,651,934       $   2,810,735
  Bank overdraft                                                                668,046                --
  Accounts payable                                                            8,235,193           8,356,325
  Accrued compensation and employee benefits                                  3,734,967           3,430,340
  Interest rate derivatives                                                   1,760,338             870,565
  Other current liabilities                                                   2,491,451           7,381,900
                                                                          -------------       -------------

                  Total current liabilities                                  19,541,929          22,849,865

LONG-TERM DEBT, less current maturities                                      62,286,040          63,788,357
DEFERRED TAX LIABILITIES                                                     21,977,647          22,229,432
OTHER LONG-TERM LIABILITIES                                                   1,681,696           1,657,575
INTEREST RATE DERIVATIVES                                                       358,105              91,963
                                                                          -------------       -------------

                  Total liabilities                                         105,845,417         110,617,192
                                                                          -------------       -------------

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES                               5,381,500           4,812,283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01 per share--
    Authorized, 5,000,000 shares, none Issued or Outstanding                       --                  --
 Common stock, par value, $.001 per share-
    Authorized, 30,000,000 shares;
      Issued, 9,620,084 shares, Outstanding, 9,464,584 and 9,499,799 shares, respectively
                                                                                  9,620               9,620
    Paid-in-capital                                                          18,905,761          18,831,148
    Retained earnings                                                        29,668,686          33,871,189
  Accumulated other comprehensive loss                                       (1,184,309)           (529,115)
  Treasury stock at cost, 155,500 and 120,285 shares, respectively           (1,291,633)           (998,996)
                                                                          -------------       -------------

                  Total stockholders' equity                                 46,108,125          51,183,846
                                                                          -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 157,335,042       $ 166,613,321
                                                                          =============       =============




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                     ----------------------------
                                                         2003            2004
                                                     -----------      -----------
NET SALES                                            $39,120,013      $43,203,376
COSTS AND EXPENSES
  Cost of products sold, excluding depreciation       18,314,303       20,635,179
    Operating, distribution and administrative        14,095,322       13,672,585
    Depreciation                                       1,461,286        1,751,240
  Amortization of intangibles                            427,881          278,559
  Loss on disposal of assets                               6,166           43,113
                                                     -----------      -----------
       Total costs and expenses                       34,304,958       36,380,676
                                                     -----------      -----------
Income from operations                                 4,815,055        6,822,700
                                                     -----------      -----------

Interest expense                                       1,446,043        1,148,207
OTHER INCOME, NET                                         52,178          138,364
                                                     -----------      -----------
EARNINGS BEFORE MINORITY INTEREST                      3,421,190        5,812,857
MINORITY INTEREST                                             --          178,895
                                                     -----------      -----------
NET EARNINGS BEFORE TAXES                              3,421,190        5,633,962
PROVISION FOR INCOME TAXES                             1,334,264        2,140,905
                                                     -----------      -----------
NET EARNINGS                                         $ 2,086,926      $ 3,493,057
                                                     ===========      ===========

BASIC EARNINGS PER SHARE                             $      0.22      $      0.37
DILUTED EARNINGS PER SHARE                           $      0.22      $      0.36
WEIGHTED AVERAGE SHARES:
  Basic                                                9,356,834        9,492,746
  Diluted                                              9,402,328        9,655,223





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Six Months Ended
                                                             December 31,
                                                     ----------------------------
                                                        2003             2004
                                                     -----------      -----------
NET SALES                                            $71,554,545      $79,403,892
COSTS AND EXPENSES
  Cost of products sold, excluding depreciation       32,992,764       37,549,164
    Operating, distribution and administrative        27,597,293       27,208,373
    Depreciation                                       2,839,260        3,323,367
  Amortization of intangibles                            898,637          622,277
  Loss on disposal of assets                               2,625           61,272
                                                     -----------      -----------
       Total costs and expenses                       64,330,579       68,764,453
                                                     -----------      -----------
Income from operations                                 7,223,966       10,639,439
                                                     -----------      -----------

Interest expense                                       2,927,574        2,348,198
OTHER INCOME, NET                                        130,838          241,136
                                                     -----------      -----------
EARNINGS BEFORE MINORITY INTEREST                      4,427,230        8,532,377
MINORITY INTEREST                                           --            376,844
                                                     -----------      -----------
NET EARNINGS BEFORE TAXES                              4,427,230        8,155,533
PROVISION FOR INCOME TAXES                             1,726,620        3,099,102
                                                     -----------      -----------
NET EARNINGS                                         $ 2,700,610      $ 5,056,431
                                                     ===========      ===========

BASIC EARNINGS PER SHARE                             $      0.29      $      0.53
DILUTED EARNINGS PER SHARE                           $      0.29      $      0.53
WEIGHTED AVERAGE SHARES:
  Basic                                                9,356,834        9,489,221
  Diluted                                              9,394,222        9,631,073





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            For the periods ended June 30, 2004 and December 31, 2004







                                                                               Accumulated
                        Common Stock        Treasury Stock                       Other                                     Total
                        ------------        --------------         Paid-in-   Comprehensive Comprehensive  Retained    Stockholders'
                      Shares    Amount   Shares       Amount       Capital        Loss         Income      Earnings       Equity
                     ---------  ------  --------   -----------   -----------   -----------   ----------   -----------   -----------
BALANCE,
  June 30, 2003      9,620,084   9,620   263,250    (2,186,561)   19,221,378    (2,890,059)    (519,327)   21,988,827    36,143,205
  Net income              --      --        --            --            --            --      7,679,859     7,679,859     7,679,859

Exercise of stock
  options                 --      --    (107,750)      894,928      (315,617)         --           --            --         579,311
Unrealized gains on
  derivatives
  designated and
  qualified as cash
  flow hedges, net
  of tax provision
  of $1,071,568           --      --        --            --            --       1,620,535    1,620,535          --       1,620,535
Reclassification of
  unrealized gains
  on derivatives,
  net of tax
  provision of
  $56,810                 --      --        --            --            --          85,215       85,215          --          85,215
                     ---------  ------  --------   -----------   -----------   -----------   ----------   -----------   -----------
BALANCE, June 30,
    2004             9,620,084   9,620   155,500    (1,291,633)   18,905,761    (1,184,309)   9,385,609   $29,668,686   $46,108,125
                     =========  ======  ========   ===========   ===========   ===========   ==========   ===========   ===========
    Net income            --      --        --            --            --            --      5,056,431     5,056,431     5,056,431
Dividend paid             --      --        --            --            --            --           --        (853,928)     (853,928)
Exercise of stock
   options                --      --     (35,215)      292,637       (74,613)         --           --            --         218,024
Unrealized gains on
   derivatives
   designated and
   qualified as cash
   flow hedges, net
   of tax provision
   of $404,139            --      --        --            --            --         612,587      612,587          --         612,587
Reclassification of
  unrealized gains
  on derivatives,
  net of tax
  provision of
  $28,405                 --      --        --            --            --          42,607       42,607          --          42,607
                     ---------  ------  --------   -----------   -----------   -----------   ----------   -----------   -----------

BALANCE,
  December 31,
  2004               9,620,084  $9,620   120,285   $  (998,996)  $18,831,148   $  (529,115)  $5,711,625   $33,871,189   $51,183,846
                     =========  ======  ========   ===========   ===========   ===========   ==========   ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       VALLEY NATIONAL GASES INCORPORATED


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 Six Months Ended
                                                                    December 31,
                                                        -----------------------------------
                                                            2003                    2004
                                                        ------------           ------------
Net cash provided by operating activities               $  5,788,990           $  7,011,247
                                                        ------------           ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                          22,699                 47,420
    Purchases of property and equipment                   (4,095,919)            (5,783,471)
                                                        ------------           ------------

     Net cash used in investing activities                (4,073,220)            (5,736,051)
                                                        ------------           ------------

Cash flows from financing activities:
    Proceeds from borrowings                              23,899,315             30,800,455
    Principal payments on loans                          (26,675,544)           (29,139,337)
    Repayment of bank overdraft                                 --                 (668,046)
    Dividend paid                                               --               (1,656,035)
    Exercise of stock options                                   --                  218,024
                                                        ------------           ------------

     Net cash used in financing activities                (2,776,229)              (444,939)
                                                        ------------           ------------

Net change in cash and cash equivalents                   (1,060,459)               830,257

Cash and cash equivalents, beginning of period             1,782,713                549,002
                                                        ------------           ------------

Cash and cash equivalents, end of period                $    722,254           $  1,379,259
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

    As of December 31, 2004, the Company changed its income statement presentation to a one-step format which breaks at income from operations.

2. ORGANIZATION

    Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley's gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley's 64 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Since Valley was founded, it has completed 70 acquisitions of smaller independent local companies. Valley, through its consolidated subsidiaries has been in operation since 1958 and currently operates in 11 states.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in Valley's 2004 Annual Report on Form 10-K filed on September 29, 2004. There have been no significant changes in these policies or the application thereof during the first six months of fiscal 2005.

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

    The roll-forward of the allowance for doubtful accounts as of December 31 is as follows:

                                                          2003                     2004
                                                       -----------              -----------
               Beginning of the year                   $   814,846              $   747,309
               Charges                                     325,044                  413,349
               Deductions                                 (358,857)                (299,187)
                                                       -----------              -----------
               December 31                             $   781,033              $   861,471
                                                       ===========              ===========

INVENTORY

    Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first in first out basis.

The components of inventory are as follows:

                                                    June 30,            December 31,
                                                     2004                   2004
                                                  -----------            -----------
                                                                         (Unaudited)
        Hard goods                                $ 7,530,414            $ 8,464,773
        Gases                                       2,239,543              2,536,424
        Reserves                                     (354,082)              (882,244)
                                                  -----------            -----------
                                                  $ 9,415,875            $10,118,953
                                                  ===========            ===========

Cost of Products Sold, excluding depreciation

    Cost of products sold principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and industrial tools and supplies).

Operating, Distribution and Administrative Expenses

    Operating, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

Depreciation

    The Company recognizes depreciation expense on all its property, plant and equipment in the consolidated statement of earnings line item "Depreciation".

Shipping and Handling Fees and Distribution Costs

    The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company's products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $10,590,000 and $9,970,000 for the six months ended December 31, 2004 and 2003, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above.

Depreciation expense associated with the Company's delivery fleet amounted to $728,000 and $480,000 for the six months ended December 31, 2004 and 2003, respectively, and is included in depreciation expense.

    Third party freight costs relating to the delivery of products to customers totaled $286,416 and $352,789 for the six months ended December 2004 and 2003, respectively, and were classified as operating, distribution and administrative expenses.

    The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $7,617,000 and $7,001,000 for the six months ended December 2004 and 2003, respectively.

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

    The Company continues to account for stock option grants under APB Opinion No. 25, and have not elected to expense these options. If Valley had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, "Accounting for Stock Based Compensation", Valley's net income and earnings per share would have been the pro forma amounts indicated below:


                                              Three Months Ended                    Six Months Ended
                                                 December 31,                          December 31,
                                      -------------------------------         -------------------------------
                                          2003                2004                2003                2004
                                      -----------         -----------         -----------         -----------
Net income
   As reported                        $ 2,086,926         $ 3,493,057         $ 2,700,610         $ 5,056,431
   Deduct: Total stock-based
     employee compensation
     expense based on the fair
     value method for all
     awards, net of related
     tax effects                          (21,713)            (21,134)            (43,427)            (42,672)
                                      -----------         -----------         -----------         -----------
   Pro forma                            2,065,213           3,471,923           2,657,183           5,013,759
Earnings per share assuming
 Dilution
   As reported                        $      0.22         $      0.36         $      0.29         $      0.53
   Pro forma                          $      0.22         $      0.36         $      0.28         $      0.52


Income Taxes

    Income taxes are accounted for in accordance with the provisions of SFAS No, 109, "Accounting for Income Taxes", under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were required for the deferred tax assets as of December 31, 2004 and June 30, 2004. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

New Accounting Standards

    In January 2003, the Financial Accounts Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.

    In December 2003, the FASB issued FIN 46R, to further clarify the standard which was adopted by the Company as of March 31, 2004. Accordingly, management concluded that the related party entities that lease property to Valley were required to be consolidated with Valley's financial statements pursuant to the common control provisions under FIN 46R (see Note 8).

    In December 2004, the FASB issued Financial Accounting Standard (FAS) No. 123R, "Share Based Payments," that require companies to expense the value of employee stock options. Valley will be required to record this expense beginning in the first quarter of fiscal year 2006.

    In November 2004, the FASB issued FAS No. 151, "Inventory Costs," that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Standard will be effective in fiscal years beginning after June 2006. The Company does not anticipate any significant charge or expense from the application of this Standard.

    In December 2004, the FASB issued staff position No. 109-1 providing guidance on accounting for the tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction which the Company intends to comply with in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

    In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 "Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds." This statement clarifies the aggregation criteria of operating segments as defined in FASB No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. The Company believes its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.

Supplemental Cash Flow Information

                                                              For the Six Months Ended December 31,
                                                              -------------------------------------
                                                                  2003                      2004
                                                                  ----                      ----
   Non-cash financing activity__
     Adjustment of seller notes and fixed assets                (82,080)                     --
   Non-cash investing activity__
      Fixed asset purchases in accounts payable                 222,522                   159,505


4. GOODWILL AND INTANGIBLE ASSETS:

    On July 1, 2001, Valley adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley's intangibles, other than goodwill, consist of noncompete agreements, consulting agreements and customer lists for which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2004 and December 31, 2004, Valley's noncompete agreements, consulting agreements and customer lists are summarized as follows:

                                                                                           Accumulated
                                                                        Gross Amount       Amortization        Weighted
                                     Gross           Accumulated           as of              as of             Average
                                    Amount         Amortization as      December 31,       December 31,        Amortization
                                     as of               of                2004               2004               Period
                                 June 30, 2004      June 30, 2004       (unaudited)        (unaudited)           (years)
                                 -------------      -------------       ------------       -------------       ------------
Non-competition agreements        $10,811,651        $ 8,528,931        $10,811,651        $ 9,114,852             9.3
Consulting agreements                 357,411            228,244            357,411            253,244             3.0
Customer lists                        339,000             39,550            339,000             50,850            15.0
                                  -----------        -----------        -----------        -----------
Total                             $11,508,062        $ 8,796,725        $11,508,062        $ 9,418,946
                                  ===========        ===========        ===========        ===========


    Amortization expense for the six months ended December 31, 2004 totaled $622,277. Estimated amortization expense for the remainder of fiscal 2005 as of December 31, 2004 and the next five fiscal years is summarized as follows:

               Fiscal year Ending June 30,
               ---------------------------
                    Remainder of 2005                           $ 485,951
                           2006                                 $ 588,568
                           2007                                 $ 351,068
                           2008                                 $ 309,818
                           2009                                 $ 117,437
                           2010                                 $  54,067


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

                                                      Three Months Ended                  Six Months Ended
                                                          December 31,                       December 31,
                                                 ----------------------------        ----------------------------
                                                    2003              2004              2003              2004
                                                 ----------        ----------        ----------        ----------
Net earnings available for common stock          $2,086,926        $3,493,057        $2,700,610        $5,056,431
                                                 ==========        ==========        ==========        ==========

Basic earnings per common share:
   Weighted average common shares                 9,356,834         9,492,746         9,356,834         9,489,221
                                                 ==========        ==========        ==========        ==========

   Basic earnings per common share               $     0.22        $     0.37        $     0.29        $     0.53
                                                 ==========        ==========        ==========        ==========

Diluted earnings per common share:
   Weighted average common shares                 9,356,834         9,492,746         9,356,834         9,489,221

   Shares issuable from assumed
   conversion of common stock equivalents           162,477            45,494            37,388           141,852
                                                 ----------        ----------        ----------        ----------

   Weighted average common and common
   equivalent shares                              9,402,328         9,655,223         9,394,222         9,631,073
                                                 ==========        ==========        ==========        ==========

   Diluted earnings per common share             $     0.22        $     0.36        $     0.29        $     0.53
                                                 ==========        ==========        ==========        ==========

    All options to purchase shares of common stock during the three and six months ended December 31, 2004 were included in the computation of diluted earnings per common share as the options' exercise price was less than the average market price of the common stock for the respective periods. For the three and six months ended December 31, 2003, 321,000 options were not included in the computation.

6. LEASE OBLIGATIONS

    Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years.

    Certain lease agreements contain rent escalation clauses that have not been significant. For the three and six months ended December 31, 2004 and 2003, contingent rentals were not significant. Valley's lease arrangements do not include any step rent provisions, capital improvement funding or significant lease concessions. Leasehold improvements are depreciated over the life of the lease or the useful life of the asset, whichever is shorter, which is consistent with the lease term used to recognize rent expense.

    The Company renewed certain lease arrangements during the first six months of fiscal year 2005. Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2005 and each of the next five fiscal years are as follows:

Fiscal year
  ending                                                                Elimination           Final
 June 30,      Real Estate         Equipment          Subtotal              (1)               Total
-----------    -----------        -----------        -----------        -----------        -----------
Remainder
of 2005        $ 1,712,717        $    25,350        $ 1,738,067        $   993,163        $   744,904
   2006          3,391,560             26,100          3,417,660          2,012,110          1,405,550
   2007          3,476,349             26,100          3,502,449          2,062,413          1,440,036
   2008          3,563,258               --            3,563,258          2,113,973          1,449,285
   2009          3,652,339               --            3,652,339          2,166,822          1,485,517
   2010          3,743,648               --            3,743,648          2,220,993          1,522,655
               -----------        -----------        -----------        -----------        -----------
Totals         $19,539,871        $    77,550        $19,617,421        $11,569,474        $ 8,047,946
               ===========        ===========        ===========        ===========        ===========

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

    Valley entered into an option agreement in May 1998 with an independent distributor for the purchase of its business. The agreement provides the distributor the option to sell its business to Valley commencing in May 2002 and ending in May 2005 and provides Valley the option to purchase the business from the distributor commencing in June 2005 and ending in May 2008. Valley estimates the purchase price for the distributor's business at $10 million based upon the purchase price calculation stipulated in the agreement. Of this purchase price,

Valley paid $1 million for the option when the agreement was signed, and has recorded this payment in its consolidated balance sheet at December 31, 2004 as a long term asset. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of the independent distributor. Management believes that the purchase price formula per the agreement has resulted in a purchase price that approximates fair value when the agreement was executed as well as over the term of the agreement. As a result, no fair market value adjustments have been required. Management estimates it is more likely than not that the put or the call option will be exercised. Management will continue to assess the valuation of this long-term asset as facts and circumstances change, or at least on an interim basis. Valley could incur a loss if the market value of the put option declines or if it is determined that the acquisition will not be completed. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004 upon adoption of the new standard.

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

8. VARIABLE INTEREST ENTITIES

    Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as "Variable Interest Entities."

These entities include West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases with these related parties to preserve its capital to support its strategy of growing through acquisitions. Valley's Chairman, who is the beneficial owner of 75% of Valley's common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.

    Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary of the related party lease agreements, and management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. Accordingly, Valley has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.

    The Variable Interest Entities' debt, in the amount of $6.5 million at December 31, 2004, consists primarily of asset-backed mortgages for real estate. The assets that are collateral for the variable interest entity's obligations are classified as land and buildings and improvements upon adoption of FIN 46R beginning March 31, 2004. The carrying value of these assets totaled $5,512,000 as of December 31, 2004. This debt has various interest rates ranging from 3.5% to 6.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by the Chairman of Valley.

    The following table shows the consolidating balance sheet of the Company at December 31, 2004:

                   A S S E T S                                            As of December 31, 2004
                   -----------                                            -----------------------
                                                                         Variable
                                                                         Interest
                                                       Valley            Entities
                                                      Segment             Segment          Eliminations           Company
                                                   -------------       -------------       -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $     961,649       $     417,610                --         $   1,379,259
  Accounts receivable, net of
    allowance for doubtful accounts
    of $861,471                                       19,035,949           1,978,024       $  (1,731,228)         19,282,745
  Inventory                                           10,118,953                --                  --            10,118,953
  Prepaids and other current assets                    1,316,807              10,000                --             1,326,807
  Deferred tax assets                                  2,560,761                --                  --             2,560,761
  Refundable taxes                                     2,169,778                --                  --             2,169,778
                                                   -------------       -------------       -------------       -------------

     Total current assets                             36,163,897           2,405,634          (1,731,228)         36,838,303
                                                   -------------       -------------       -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                  55,000           1,827,195                --             1,882,195
    Buildings and improvements                         7,211,927          12,164,048                --            19,375,975
    Equipment                                         91,165,571             547,652                --            91,713,223
    Transportation equipment                          18,868,002             173,249                --            19,041,251
    Furniture and fixtures                             8,119,642             156,108                --             8,275,750
                                                   -------------       -------------       -------------       -------------

     Total property, plant and
       equipment                                     125,420,142          14,868,252                --           140,288,394

    Accumulated depreciation                         (51,506,028)         (3,602,477)               --           (55,108,505)
                                                   -------------       -------------       -------------       -------------

     Net property, plant and
        equipment                                     73,914,114          11,265,775                --            85,179,889
                                                   -------------       -------------       -------------       -------------

OTHER ASSETS:
    Non-compete agreements, consulting
       agreements and customer lists, net of
       accumulated amortization of $9,418,946          2,089,116                --                  --             2,089,116
    Goodwill                                          40,997,738                --                  --            40,997,738
    Deposits and other assets                          1,496,817              11,458                --             1,508,275
                                                   -------------       -------------       -------------       -------------

       Total other assets                             44,583,671              11,458                --            44,595,129
                                                   -------------       -------------       -------------       -------------

TOTAL ASSETS                                       $ 154,661,682       $  13,682,867       $  (1,731,228)      $ 166,613,321
                                                   =============       =============       =============       =============


       LIABILITIES AND STOCKHOLDERS' EQUITY                                  As of December 31, 2004
       ------------------------------------                                  -----------------------
                                                                           Variable
                                                                           Interest
                                                         Valley            Entities
                                                        Segment             Segment          Eliminations           Company
                                                     -------------       -------------       -------------       -------------
CURRENT LIABILITIES:
  Current maturities of long-term
    Debt                                             $     853,969       $   1,956,766                --         $   2,810,735
  Accounts payable                                       8,080,632             275,693                --             8,356,325
  Accrued compensation and employee
    Benefits                                             3,430,340                --                  --             3,430,340
  Interest rate derivatives                                870,565                --                  --               870,565
  Other current liabilities                              6,970,339             411,561                --             7,381,900
                                                     -------------       -------------       -------------       -------------

                  Total current
                liabilities                             20,205,845           2,644,020                --            22,849,865

LONG-TERM DEBT, less current maturities                 59,293,021           6,226,564          (1,731,228)         63,788,357
DEFERRED TAX LIABILITIES                                22,229,432                --                  --            22,229,432
OTHER LONG-TERM LIABILITIES                              1,657,575                --                  --             1,657,575
INTEREST RATE DERIVATIVES                                   91,963                --                  --                91,963
                                                     -------------       -------------       -------------       -------------

                  Total liabilities                  $ 103,477,836           8,870,584          (1,731,228)        110,617,192
                                                     -------------       -------------       -------------       -------------

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES                                                  4,812,283           4,812,283

COMMITMENTS AND CONTINGENCIES                                 --                  --                  --                  --

STOCKHOLDERS' EQUITY:
 Preferred stock, par value, $.01
 per share--
  Authorized, 5,000,000 shares,
  none Issued or Outstanding                                  --                  --                  --                  --
 Common stock, par value, $.001 per
 share-
  Authorized, 30,000,000 shares;                             9,620               3,800              (3,800)              9,620
      Issued, 9,620,084 shares, Outstanding,
       9,499,799 shares
    Paid-in-capital                                     18,831,148             335,985            (335,985)         18,831,148
    Retained earnings                                   33,871,189           4,472,498          (4,472,498)         33,871,189
  Accumulated other comprehensive
     Loss                                                 (529,115)               --                  --              (529,115)
  Treasury stock at cost, 120,285
     Shares                                               (998,996)               --                  --              (998,996)
                                                     -------------       -------------       -------------       -------------

                Total stockholders'
                 Equity                                 51,183,846           4,812,283          (4,812,283)         51,183,846
                                                     -------------       -------------       -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 154,661,682       $  13,682,867       $  (1,731,228)      $ 166,613,321
                                                     =============       =============       =============       =============


    The following table shows the consolidating balance sheet of the Company at June 30, 2004:

                    A S S E T S                                             As of June 30, 2004
                    -----------                                             -------------------
                                                                         Variable
                                                                         Interest
                                                      Valley             Entities
                                                      Segment             Segment          Eliminations          Company
                                                   -------------       -------------       -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $     105,699       $     443,303                --         $     549,002
  Accounts receivable, net of
    allowance for doubtful accounts
    of $747,309                                       14,726,848           1,544,471       $  (1,227,679)         15,043,640
  Inventory                                            9,415,875                --                  --             9,415,875
  Prepaids and other current assets                      873,681              10,000                --               883,681
  Deferred tax assets                                  2,346,484                --                  --             2,346,484
  Refundable taxes                                     1,183,324                --                  --             1,183,324
                                                   -------------       -------------       -------------       -------------

     Total current assets                             28,651,911           1,997,774          (1,227,679)         29,422,006
                                                   -------------       -------------       -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
    Land                                                  55,000           2,128,176                --             2,183,176
    Buildings and improvements                         6,330,221          12,199,606                --            18,529,827
    Equipment                                         88,479,962             604,700                --            89,084,662
    Transportation equipment                          17,912,966             145,549                --            18,058,515
    Furniture and fixtures                             7,830,225             130,977                --             7,961,202
                                                   -------------       -------------       -------------       -------------

     Total property, plant and
        equipment                                    120,608,374          15,209,008                --           135,817,382

    Accumulated depreciation                         (49,360,206)         (3,788,204)               --           (53,148,410)
                                                   -------------       -------------       -------------       -------------

     Net property, plant and
        equipment                                     71,248,168          11,420,804                --            82,668,972
                                                   -------------       -------------       -------------       -------------

OTHER ASSETS:
    Non-compete agreements, consulting
       agreements and customer lists, net of
       accumulated amortization of $8,796,725          2,711,337                --                  --             2,711,337
    Goodwill                                          40,997,738                --                  --            40,997,738
    Deposits and other assets                          1,523,532              11,457                --             1,534,989
                                                   -------------       -------------       -------------       -------------

       Total other assets                             45,232,607              11,457                --            45,244,064
                                                   -------------       -------------       -------------       -------------

TOTAL ASSETS                                       $ 145,132,686       $  13,430,035       $  (1,227,679)      $ 157,335,042
                                                   =============       =============       =============       =============


       LIABILITIES AND STOCKHOLDERS' EQUITY                                    As of June 30, 2004
                                                                               -------------------
                                                                             Variable
                                                                             Interest
                                                         Valley              Entities
                                                         Segment             Segment          Eliminations           Company
                                                      -------------       -------------       -------------       -------------
CURRENT LIABILITIES:
  Current maturities of long-term
     debt                                             $   1,105,622       $   1,546,312                --         $   2,651,934
  Bank overdraft                                            918,046                --         $    (250,000)            668,046
  Accounts payable                                        7,982,973             252,220                --             8,235,193
  Accrued compensation and
     employee benefits                                    3,734,967                --                  --             3,734,967
  Interest rate derivatives                               1,760,338                --                  --             1,760,338
  Other current liabilities                               2,378,582             112,869                --             2,491,451
                                                      -------------       -------------       -------------       -------------

          Total current liabilities                      17,880,528           1,911,401            (250,000)         19,541,929

LONG-TERM DEBT, less current maturities                  57,126,585           6,137,134            (977,679)         62,286,040
DEFERRED TAX LIABILITIES                                 21,977,647                --                  --            21,977,647
OTHER LONG-TERM LIABILITIES                               1,681,696                --                  --             1,681,696
    INTEREST RATE DERIVATIVES                               358,105                --                  --               358,105
                                                      -------------       -------------       -------------       -------------

          Total liabilities                              99,024,561           8,048,535          (1,227,679)        105,845,417
                                                      -------------       -------------       -------------       -------------

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES                --                  --             5,381,500           5,381,500

COMMITMENTS AND CONTINGENCIES                                  --

STOCKHOLDERS' EQUITY:
    Preferred stock, par value, $.01
      per share--
    Authorized, 5,000,000 shares, none Issued or
       Outstanding                                             --                  --                  --                  --
 Common stock, par value, $.001
     Per share-
    Authorized, 30,000,000 shares;                             --                  --                  --                  --
    Issued, 9,620,084 shares, Outstanding,
       9,464,584 shares                                       9,620               3,800              (3,800)              9,620
    Paid-in-capital                                      18,905,761             335,985            (335,985)         18,905,761
    Retained earnings                                    29,668,686           5,041,715          (5,041,715)         29,668,686
   Accumulated other comprehensive
     loss                                                (1,184,309)               --                  --            (1,184,309)
  Treasury stock at cost, 155,500
     shares                                              (1,291,633)               --                  --            (1,291,633)
                                                      -------------       -------------       -------------       -------------

          Total stockholders' equity                     46,108,125           5,381,500          (5,381,500)         46,108,125
                                                      -------------       -------------       -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      $ 145,132,686       $  13,430,035       $  (1,227,679)      $ 157,335,042
                                                      =============       =============       =============       =============


    The following table shows the consolidating income statement of the Company for the six months ended December 31, 2004:

                                                              Variable
                                                              Interest
                                            Valley            Entities
                                            Segment            Segment          Eliminations         Company
                                          -----------        -----------        ------------        -----------
NET SALES                                 $79,403,892        $ 1,024,797        $(1,024,797)        $79,403,892
COSTS AND EXPENSES
  Cost of products sold, excluding
    Depreciation                           37,549,164               --                 --            37,549,164
  Operating, distribution and
    Administrative                         27,839,849            393,321         (1,024,797)         27,208,373
  Depreciation                              3,060,000            263,367               --             3,323,367
  Amortization of intangibles                 622,221                 56               --               622,277
  Loss on disposal of assets                   61,272               --                 --                61,272
                                          -----------        -----------        -----------         -----------
      Total costs and expenses             69,132,506            656,744         (1,024,797)         68,764,453
                                          -----------        -----------        -----------         -----------
INCOME FROM OPERATIONS                     10,271,386            368,053               --            10,639,439
                                          -----------        -----------        -----------         -----------
INTEREST EXPENSE                            2,241,782            106,416               --             2,348,198
OTHER INCOME, NET                             125,929            115,207               --               241,136
                                          -----------        -----------        -----------         -----------
EARNINGS BEFORE MINORITY INTEREST           8,155,533            376,844               --             8,532,377
MINORITY INTEREST                                 --             376,844               --               376,844
                                          -----------        -----------        -----------         -----------
NET EARNINGS BEFORE TAXES                   8,155,533               --                 --             8,155,533
PROVISION FOR INCOME TAXES                  3,099,102               --                 --             3,099,102
                                          -----------        -----------        -----------         -----------
NET EARNINGS                              $ 5,056,431               --                 --           $ 5,056,431
                                          ===========        ===========        ===========         ===========


    The following table shows the consolidating income statement of the Company for the three months ended December 31, 2004:

                                                              Variable
                                                              Interest
                                            Valley            Entities
                                            Segment            Segment          Eliminations         Company
                                          -----------        -----------        ------------        -----------
NET SALES                                 $43,203,376        $   524,947        $  (524,947)        $43,203,376
COSTS AND EXPENSES
  Cost of products sold, excluding
    Depreciation                           20,635,179               --                 --            20,635,179
  Operating, distribution and
    Administrative                         14,006,145            191,387           (524,947)         13,672,585
  Depreciation                              1,590,000            161,240               --             1,751,240
  Amortization of intangibles                 278,531                 28               --               278,559
  Loss on disposal of assets                   43,113               --                 --                43,113
                                          -----------        -----------        -----------         -----------
      Total costs and expenses             36,532,968            352,655           (524,947)         36,380,676
                                          -----------        -----------        -----------         -----------
Income from operations                      6,650,408            172,292               --             6,822,700
                                          -----------        -----------        -----------         -----------
INTEREST EXPENSE                            1,091,122             57,085               --             1,148,207
OTHER INCOME, NET                              74,676             63,688               --               138,364
                                          -----------        -----------        -----------         -----------
EARNINGS BEFORE MINORITY INTEREST           5,633,962            178,895               --             5,812,857
MINORITY INTEREST                                --              178,895               --               178,895
                                          -----------        -----------        -----------         -----------
NET EARNINGS BEFORE TAXES                   5,633,962               --                 --             5,633,962
PROVISION FOR INCOME TAXES                  2,140,905               --                 --             2,140,905
                                          -----------        -----------        -----------         -----------
NET EARNINGS                              $ 3,493,057               --                 --           $ 3,493,057
                                          ===========        ===========        ===========         ===========

    No tables are provided to present the consolidating income statement of the Company for the three and six month periods ended December 31, 2003, because no consolidation was required until the adoption of FIN46R at March 31, 2004.


9. SEGMENT DATA

    Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities in the third quarter of fiscal year 2004 (See
Note 1), the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each business is maintained and managed separately. The results of operations and assets for each of these segments are derived from each business' financial reporting system. All intercompany activity is eliminated in consolidation.

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

    In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 "Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds." This statement clarifies the aggregation criteria of operating segments as defined in FASB No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. The Company believes its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.

    Identifiable assets by reporting segment are as follows at December 31, 2004 (See Note 8):

                  Valley                                   $ 153,961,682
                  Variable Interest Entities                  11,951,639
                                                           -------------
                  Total assets                             $ 165,913,321
                                                           =============


    Please refer to Note 8 for revenue and income by reporting segment.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q, contains a number of "forward-looking statements" which express Valley's beliefs or expectations regarding future events. These statements can be identified by terminology such as "will," "believes," "intends," "expects," "plans," "could" or "may," or the negatives thereof. The forward looking statements include statements about Valley's ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, its ability to implement cost savings and implement price increase initiatives, the effect of product liability or other claims on Valley's results of operations or financial condition, the trend towards and cost impacts of consolidation in the industry and the industry's general resistance to downturns in the business cycle. The Company does not undertake any obligation to publicly update any forward-looking statements.

    These forward-looking statements are based on assumptions that involve risks and uncertainties and are subject to change, including risks related to Valley's ability to

         o accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into Valley's operations,

         o successfully negotiate agreements for the acquisition of those businesses,

         o integrate the operations of the acquired businesses as anticipated,

         o secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods,

         o        manage rapid growth,

         o        effectively compete,

         o        attract and retain key personnel and

         o maintain good relationships with suppliers and locate alternative suppliers if needed.

    These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by the forward looking statements. In addition, Valley's ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley's products, changes in the economy particularly in regions and industries where Valley's customers operate, fluctuations in the price of propane and other commodities, monetary or fiscal policies, changes in laws and regulations affecting Valley's business, inflation and fluctuations in interest rates.

OVERVIEW

     Valley is a leading packager and distributor of cylinder and bulk industrial, medical and specialty gases, welding equipment and supplies, propane and fire protection equipment in 11 states in the eastern United States. Valley's net sales have grown, primarily as a result of acquisitions, increasing to $154.5 million in fiscal 2004. In fiscal 2004, gases accounted for approximately 49.2% of net sales, welding equipment and supplies (generally referred to in the industry as "hard goods") accounted for approximately 35.0% of net sales, while cylinder rental, tank rental, delivery charges and compliance charges accounted for approximately 15.8% of net sales.

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

    The Valley reportable segment operates 64 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Valley considers each of the locations to be an operating segment as defined in Financial Accounting Standards Board (FASB) No. 131, however, none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets). Since these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment Valley concluded that these operating segments should be aggregated into one reporting segment.

    In October 2004, the Financial Accounting Standards Board ratified a consensus statement by the Emerging Issues Task Force that provides guidance on segment reporting. In November 2004 the Board announced that it anticipated issuing a staff position on this issue in March 2005. The effective date for this statement will likely be for periods ending after March 15, 2005. The Company believes its current segment reporting described above complies with the consensus statement and anticipates no significant changes resulting from the additional guidance to be provided by the staff position.

    Valley's current business strategy is to grow sales through the selective acquisition of other independent distributors and, to a lesser degree, through internally generated growth. Valley believes earnings growth will occur through additional sales and from the implementation of policies and procedures that more effectively administer, control and monitor customer pricing. Earnings growth is also expected to occur through cost leveraging of operations and the proper implementation of certain key operating procedures and staffing based upon "best practices" standards. Although Valley has historically grown its business through acquiring independent distributors, Valley has intentionally limited its acquisitions in 2003 and 2004 in order to more effectively implement its improvement initiatives. However, management believes that, over the long term, attractive acquisition candidates will continue to present themselves as a result of the consolidation trend in the industries in which Valley participates and that Valley will be able to generate growth and operational synergies by successfully integrating acquired operations into its base business. Valley expects that acquisitions will be financed primarily with internally generated funds and to a much lesser extent through borrowings under Valley's existing credit facility and seller financing. While highly focused on acquisitions, price attainment and cost leveraging, management believes that Valley's competitive strengths will also allow it to continue to increase sales through internal growth.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2004 and 2003

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements included in response to Part 1, Item 1 of this report.

    Same store sales are those stores that have been operated by the Company for the full two-year comparison period. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once Valley has operated them for the entire comparison period. There was no adjustment for closed stores as none were closed during the period covered.

    Net sales increased 10.4%, or $4.1 million, to $43.2 million for the three months ended December 31, 2004 from $39.1 million for the three months ended December 31, 2003. Hard goods sales increased $2.0 million from the same period in 2003 reflecting the effect of Valley's pricing initiatives and increased demand. Propane sales increased $1.9 million, reflecting $3.2 million in price inflation and a $1.3 million decrease in the volume of propane sold. Gases and cylinder revenue increased $0.2 million as increased revenue from price increases and increased demand for cylinder gases was partially offset by reduced sales to other cylinder gas distributors. Gases and cylinder revenue represented 65.0% of net sales for the three months ended December 31, 2004, with hard goods representing 35.0%. In comparison, gases and cylinder revenue represented 66.7% of net sales for the three months ended December 31, 2003, with hard goods representing 33.3%.

    Cost of products sold, excluding depreciation increased by $2.3 million or 12.7% to $20.6 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. As a percentage of sales, cost of products sold, excluding depreciation increased to 47.8% for the three months ended December 31, 2004 from 46.8% in the three months ended December 31, 2003. This increase is primarily due to increased propane costs, partially offset by the improved pricing resulting from the hardgoods and cylinder gases pricing initiatives which reduces cost of products sold, excluding depreciation as a percent of sales.

    Operating, distribution and administrative expenses decreased $0.4 million for the second quarter of fiscal 2005 compared to the second quarter of fiscal year 2004. Increased professional expenses were offset by decreased personnel costs resulting from cost reduction initiatives and building rent, including a reduction of $0.5 million in rent expense, as a result of consolidating entities owned by a related party that leases property to Valley under FIN 46R, Variable Interest Entities. Operating, distribution and administrative expenses for the three months ended December 31, 2003 includes full rent expense with no reduction in consolidation since FIN 46R was adopted as of March 31, 2004. Operating, distribution and administrative expenses as a percentage of sales for the Company were 31.6% for the three months ended December 31, 2004, as compared to 36.0% for the three months ended December 31, 2003.

    Depreciation and amortization expense increased $0.1 million for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. This increase is due to the consolidation of the Variable Interest Entities under FIN 46R for the three months ended December 31, 2004 which were not consolidated in the prior year period.

    Interest expense decreased $0.3 million to $1.1 million for the three months ended December 31, 2004, as compared to $1.4 million for the three months ended December 31, 2003, due to lower interest rates resulting from improvement in the Company's performance and financial ratios. Interest expense for the three months ended December 31, 2004 includes $0.1 million related to the consolidation of the Variable Interest Entities, which were not consolidated in the prior year period.

    Other income increased $0.1 million for the three months ended December 31, 2004 as a result of related party entities activity that was consolidated in the statement of operations for the current three month period but was not consolidated for the three months ended December 31, 2003, due to the adoption of FIN46R at March 31, 2004.

    Minority interest earnings reflect the elimination of net pre-tax income earned during the quarter by the variable interest entities. Valley has no direct ownership interest in these entities. The amount eliminated is primarily the reduction in rent expense and other income noted above, partially offset by expenses incurred by the entities.

    The Company's effective tax rate for the three months ended December 31, 2004 was 38.0% compared to 39.0% for the three months ended December 31, 2003. This change was primarily the result of changes in anticipated permanent tax differences as a percent of estimated annual pre-tax income.

    For the reasons stated above, net income increased to $3.5 million for the three months ended December 31, 2004, as compared to $2.1 million for the three months ended December 31, 2003. Diluted earnings per share were $0.36 for the three months ended December 31, 2004, as compared to $0.22 for the three months ended December 31, 2003. Diluted weighted average shares outstanding for the three months ended December 31, 2004 were 9,655,223, as compared to 9,402,328 for the three months ended December 31, 2003.

Comparison of Six Months Ended December 31, 2004 and 2003

    Net sales increased 11.0%, or $7.8 million, to $79.4 million for the six months ended December 31, 2004 from $71.6 million for the six months ended December 31, 2003. Hard goods sales increased $4.2 million from the same period in 2003, reflecting the effect of Valley's pricing initiatives and increased demand. Propane sales increased $3.1 million, reflecting $4.3 million in price inflation and a $1.2 million decrease in the volume of propane sold. Gases and cylinder revenue increased $0.6 million as increased revenue from price increases and increased demand for cylinder gases was partially offset by reduced sales to other cylinder gas distributors. Gases and cylinder revenue represented 62.6% of net sales for the six months ended December 31, 2004, with hard goods representing 37.4%. In comparison, gases and cylinder revenue represented 64.4% of net sales for the six months ended December 30, 2003, with hard goods representing 35.6%.

    Cost of products sold, excluding depreciation increased $4.6 million or 13.8% to $37.6 million for the six months ended December 31, 2004 from $33.0 million for the six months ended December 31, 2003. Cost of products sold, excluding depreciation for both hardgoods and cylinder gases decreased as a percent of sales resulting from pricing improvement initiatives implemented by the Company over the last several quarters. This improvement was offset by increased propane cost which as a percent of net sales totaled 58.0% for the six months ended December 31, 2004 compared to 53.4% for the six months ended December 31, 2003. As a percentage of sales, cost of products sold, excluding depreciation increased to 47.3% for the six months ended December 31, 2004 from 46.1% in the six months ended December 31, 2003.

    Operating, distribution and administrative expenses decreased $0.4 million for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. Operating, distribution and administrative expenses within the Valley segment increased $0.2 million due to increased professional and legal services, fuel costs and other expenses partially offset by decreased personnel costs and building rent. This increase in the Valley segment was offset by a reduction of $0.6 million in expense, as a result of consolidating entities owned by a related party that leases property to Valley under FIN 46R, Variable Interest Entities. Operating, distribution and administrative expenses for the six months ended December 31, 2003 includes full rent expense with no reduction in consolidation since FIN 46R was adopted as of March 31, 2004. Operating, distribution and administrative expenses as a percentage of sales for the Company were 34.3% for the six months ended December 31, 2004, as compared to 38.6% for the six months ended December 31, 2003.

    Depreciation and amortization expense increased $0.2 million for the six months ended December 31, 2004, as compared to the six months ended December 31, 2003. This increase is due to the consolidation of the Variable Interest Entities' for the six months ended December 31, 2004 which was not consolidated for the six months ended December 31, 2003.

    Interest expense decreased $0.6 million to $2.3 million for the six months ended December 31, 2004, as compared to $2.9 million for the six months ended December 31, 2003, due to outstanding debt balances and lower interest rates due to improvement in the Company's performance and financial ratios. Interest expense includes $0.1 million related to the Variable Interest Entities' consolidation for the six months ended December 31, 2004, which was not consolidated in the six months ended December 31, 2003.

    Other income increased $0.1 million for the six months ended December 31, 2004 as a result of related party entities activity that was consolidated in the statement of operations for the current six month period but was not consolidated for the six months ended December 31, 2003, due to the adoption of FIN46R at March 31, 2004.

    Minority interest earnings eliminate the net pre-tax income earned during the six months by the Variable Interest Entities' since Valley has no direct ownership interest in these entities. The amount eliminated is primarily the reduction in rent expense and other income noted above, partially offset by expenses incurred by the entities.

    The Company's effective tax rate for the six months ended December 31, 2004 was 38.0% compared to 39.0% for the six months ended December 31, 2003. This change was primarily the result of changes in anticipated permanent tax differences as a percent of estimated annual pre-tax income.

    For the reasons stated above, net income increased to $5.1 million for the six months ended December 31, 2004, as compared to $2.7 million for the six months ended December 31, 2003. Diluted earnings per share were $0.53 for the six months ended December 31, 2004, as compared to $0.29 for the six months ended December 31, 2003. Diluted weighted average shares outstanding for the six months ended December 31, 2004 were 9,631,073, as compared to 9,394,222 for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, Valley has financed its operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

    At December 31, 2004, the Company had working capital of approximately $14.0 million, as compared to $9.9 million as of June 30, 2004, reflecting primarily an increase in accounts receivable and available cash. Funds provided by operations for the six months ended December 31, 2004 were approximately $7.0 million, as compared to $5.8 million for the six months ended December 31, 2003. This increase of $1.2 million is attributable to the $2.4 million increase in net income offset by increased income taxes paid of $2.2 million and positive cash flow from other operating assets and liabilities. Funds used for investing activities were approximately $5.7 million for the six months ended December 31, 2004 consisting primarily of capital spending, as compared to $4.1 million for six months ended December 31, 2003. Valley anticipates capital expenditures of approximately $7.0 million for fiscal year June 30, 2005. Funds used for financing activities for the six months ended December 31, 2004 were approximately $0.4 million as net borrowings of $1.0 million plus $0.2 million provided by the exercise of stock options were more than offset by the payment of dividends by Valley of $0.9 million and by the Variable Interest Entities of $0.8 million. The Company's cash balance increased $0.8 million during the six months ended December 31, 2004 to $1.4 million.

    On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes described in Note 5 of the Financial Statements. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement.

    The weighted average interest rate for substantially all of the borrowings under the credit facility was 2.61% as of December 31, 2004. As of December 31, 2004, availability under the revolving loan was approximately $15.6 million, with outstanding borrowings of approximately $58.0 million and outstanding letters of credit of approximately $1.4 million. The credit facility is secured by all of Valley's assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender's prime rate or various LIBOR rates, at Valley's discretion, plus an applicable spread.

    The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of December 31, 2004, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.

    The Variable Interest Entities' debt, in the amount of $6.5 million, consists primarily of asset-backed mortgages for real estate. The assets that are collateral for the variable interest entity's obligations are classified as land and buildings and improvements upon adoption of FIN 46R beginning March 31, 2004. The carrying value of these assets totaled $5,512,000 as of December 31, 2004. This debt has various interest rates ranging from 3.5% to 6.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by the Chairman of Valley.

    Valley is obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 3.75% to 10.0% per annum and maturities through 2010. The outstanding balance of these notes as of December 31, 2004 was $2.2 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley's credit facility.

     The schedule of maturities by segment of the Company's debt for the next five years and thereafter is as follows:

                                                                           Variable
                                                                           Interest
          Fiscal year ending June 30,                Valley                Entities              Company
          ---------------------------              -----------            ----------           -----------
          Remainder of 2005                        $   471,863            $1,632,282           $ 2,104,145
          2006                                     $   760,596            $  642,008           $ 1,402,604
          2007                                     $   546,554            $  610,526           $ 1,157,080
          2008                                     $   189,580            $  627,090           $   816,670
          2009                                     $58,084,665            $  646,999           $58,731,664
          2010                                     $    66,987            $  591,039           $   658,026
          Thereafter                               $    26,746            $1,702,157           $ 1,728,903
                                                   -----------            ----------           -----------
          Total                                    $60,146,991            $6,452,101           $66,599,092
                                                   ===========            ==========           ===========

    Valley enters into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.

    Interest rate swap agreements are used to reduce interest rate risks and costs inherent in Valley's debt portfolio. Valley enters into these agreements to change the variable/ fixed interest rate mix of the debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters set by management. Accordingly, Valley enters into agreements to effectively convert variable-rate debt to fixed-rate debt. As of December 31, 2004, Valley had $50.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.2% versus a receive rate of 2.4% at December 31, 2004. In January 2005, the Company entered into swap agreements for notional value of $25 million effective July 2005 and January 2006.

    Valley entered into an option agreement in May 1998 with an independent distributor for the purchase of its business. The agreement provides the distributor the option to sell its business to Valley commencing in May 2002 and ending in May 2005 and provides Valley the option to purchase the business from the distributor commencing in June 2005 and ending in May 2008. Valley estimates the purchase price for the distributor's business at $10 million based upon the purchase price calculation stipulated in the agreement. Of this purchase price, Valley paid $1 million for the option when the agreement was signed, and has recorded this payment in its consolidated balance sheet at December 31, 2004 as a long term asset. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of the independent distributor. Management believes that the purchase price formula per the agreement has resulted in a purchase price that approximates fair value when the agreement was executed as well as over the term of the agreement. As a result, no fair market value adjustments have been required. Management estimates it is more likely than not that the put or the call option will be exercised. Management will continue to assess the valuation of this long-term asset as facts and circumstances change, or at least on an interim basis. Valley could incur a loss if the market value of the put option declines or if it is determined that the acquisition will not be completed. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004 upon adoption of the new standard.

    Valley believes that cash generated from operations, borrowing availability under its credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy Valley's requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months.

    The following table represents the Company's contractual obligations at December 31, 2004:

                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                            ---------------------------------------------------------------------------
                                             LESS THAN          1-3              4-5          MORE THAN
CONTRACTUAL OBLIGATIONS      TOTAL            1 YEAR           YEARS            YEARS          5 YEARS
-----------------------     --------         --------         --------         --------        --------
Long-Term Debt              $ 66,589         $  2,094         $  3,376         $ 59,390        $  1,729
Estimated Interest
  Payments                     9,478              942            5,199            3,197             140
Interest Rate Swap
  Payments                     6,503            1,705            4,798             --              --
Interest Rate Swap
  Receipts                    (2,340)            (660)          (1,680)            --              --
Capital Lease
  Obligation                      10               10             --               --              --
Operating Leases               8,872              744            4,090            2,692           1,346
Purchase Obligations           1,410            1,410             --               --              --
                            --------         --------         --------         --------        --------
Total Obligations           $ 90,522         $  6,245         $ 15,783         $ 65,279        $  3,215
                            ========         ========         ========         ========        ========

    The table above provides information about the company's contractual obligations at December 31, 2004. Certain of these obligations are sensitive to changes in interest rates including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month Libor rate in effect at the reporting date. No assumptions have been made for future changes in the one month Libor rate. In January 2005, the Company entered into swap agreements for notional value of $25 million effective July 2005 and January 2006.

    Purchase obligations represent the total value of open purchase orders, consisting primarily of inventory and capital expenditures, as of the period ending date.

CRITICAL ACCOUNTING POLICIES

    The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company's financial statements have been prepared. A comprehensive review of these policies is contained in Valley's 2004 Annual Report on Form 10-K filed on September 29, 2004. There have been no significant changes in these policies or the application thereof during the first six months of fiscal 2005. The Company has increased the disclosure of the following policies:

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

   INVENTORY

    Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in, first-out basis.

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

New Accounting Standards

    In January 2003, the Financial Accounts Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is one where the contractual or ownership interests in an entity change with changes in the entity's net asset value. This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.

    In December 2003, the FASB issued FIN 46R, to further clarify the standard which was adopted by the Company as of March 31, 2004. Accordingly, management concluded that the related party entities that lease property to Valley were required to be consolidated with Valley's financial statements pursuant to the common control provisions under FIN 46R (see Note 8).

    In December 2004, the FASB issued Financial Accounting Standard (FAS) No. 123R, "Share Based Payments" that requires companies to expense the value of employee stock options. Valley will be required to begin record this expense beginning in the first quarter of fiscal year 2006.

    In November 2004, the FASB issued FAS No. 151, "Inventory Costs", that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Standard will be effective in fiscal years beginning after June 2006. The Company does not anticipate any significant charge or expense from its application.

    In December 2004, the FASB issued staff position No. 109-1 providing guidance on accounting for the tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction which the Company intends to comply with in accordance with FASB statement No. 109 "Accounting for Income Taxes."

    In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 "Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds." This statement clarifies the aggregation criteria of operating segments as defined in FASB No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. The Company believes its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.

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

                           BALANCE OF                                                         THERE                    FAIR
                              2005         2006         2007         2008         2009        AFTER        TOTAL       VALUE
                            --------     --------     --------     --------     --------    --------       -----       -----
                                                                   (IN THOUSANDS)
Liabilities
Long term debt - Valley
   Fixed rate               $    470     $    762     $    547     $    190     $    134     $     94     $  2,197    $  2,058
   Average interest rate        4.43%        5.33%        6.29%        6.28%        4.65%       4.78%
   Variable rate                --           --           --           --       $ 57,950         --       $ 57,950    $ 57,950
   Average interest rate        --           --           --           --           2.61%        --
Long term debt -
Variable Interest
Entities mortgage debt
   Fixed rate               $  1,632     $    642     $    611     $    627     $    647     $  2,293     $  6,452    $  5,864
   Average interest rate        4.25%        4.18%        3.07%        3.01%        3.05%        3.09%
Interest rate swaps
   Variable to fixed        $ 30,000     $ 25,000         --           --       $ 25,000         --                   $   (963)
   Average pay rate              6.2%         6.2%        --           --            6.5%        --
   Average receive rate          2.4%         2.4%        --           --            2.4%        --
Commitments
   Operating leases         $  1,738     $  3,418     $  3,502     $  3,563     $  3,652     $  7,487
   Intercompany
   elimination (1)               993        2,012        2,062        2,114        2,167        4,442
                            --------     --------     --------     --------     --------    --------
   Company total            $    745     $  1,406     $  1,440     $  1,449     $  1,485     $  3,045


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



                                             VALLEY NATIONAL GASES INCORPORATED



February 18, 2005                            /s/  James P. Hart
                                             --------------------
                                             James P. Hart
                                             Acting Chief Financial Officer and
                                             Duly Authorized Officer