Form 10-Q
period 2005-03-31
VALLEY NATIONAL GASES INC
filed 2005-05-13
CIK 1030715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 000-29226

Valley National Gases Incorporated

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2888240 (I.R.S. Employer Identification No.)

200 West Beau Street, Suite 200
Washington, Pennsylvania 15301

(Address of principal executive offices)

(724) 228-3000

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑          No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐          No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005
Common stock, $0.001 par value	9,574,999

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

VALLEY NATIONAL GASES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

A S S E T S

	June 30,	March 31,
	2004	2005

CURRENT ASSETS:
Cash and cash equivalents	$549,002	$728,720
Accounts receivable, net of allowance for doubtful accounts of $747,309 and $872,822, respectively	15,043,640	20,455,945
Inventory	9,415,875	9,107,803
Prepaids and other current assets	883,681	1,509,666
Deferred tax assets	2,346,484	2,019,241
Refundable taxes	1,183,324	—

Total current assets	29,422,006	33,821,375

PROPERTY, PLANT AND EQUIPMENT:
Land	2,183,176	1,882,195
Buildings and improvements	18,529,827	19,659,255
Equipment	89,084,662	92,446,947
Transportation equipment	18,058,515	19,138,172
Furniture and fixtures	7,961,202	8,458,026

Total property, plant and equipment	135,817,382	141,584,595
Accumulated depreciation	(53,148,410)	(56,130,623)

Net property, plant and equipment	82,668,972	85,453,972

OTHER ASSETS:
Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $8,796,725 and $9,661,921, respectively	2,711,337	1,846,141
Goodwill	40,997,738	40,997,738
Deposits and other assets	1,534,989	1,498,342

Total other assets	45,244,064	44,342,221

TOTAL ASSETS	$157,335,042	$163,617,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30,	March 31,
	2004	2005

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,651,934	$2,851,628
Bank overdraft	668,046	—
Accounts payable	8,235,193	8,822,209
Accrued compensation and employee benefits	3,734,967	4,476,275
Interest rate derivatives	1,760,338	499,284
Other current liabilities	2,491,451	4,939,644

Total current liabilities	19,541,929	21,589,040
LONG-TERM DEBT, less current maturities	62,286,040	54,011,366
DEFERRED TAX LIABILITIES	21,977,647	23,692,401
OTHER LONG-TERM LIABILITIES	1,681,696	1,473,755
INTEREST RATE DERIVATIVES	358,105	10,599

Total liabilities	105,845,417	100,777,161

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,381,500	5,020,561
STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share — Authorized, 5,000,000 shares, none Issued or Outstanding	—	—
Common stock, par value, $.001 per share — Authorized, 30,000,000 shares; Issued, 9,620,084 shares; Outstanding, 9,464,584 and 9,565,499 shares, respectively	9,620	9,620
Paid-in-capital	18,905,761	19,134,734
Retained earnings	29,668,686	39,410,968
Accumulated other comprehensive loss	(1,184,309)	(282,447)
Treasury stock at cost, 155,500 and 54,585 shares, respectively	(1,291,633)	(453,029)
Total stockholders’ equity	46,108,125	57,819,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,335,042	$163,617,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2005
NET SALES	$47,926,376	$50,488,243
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	22,924,164	23,310,094
Operating, distribution and administrative	15,549,074	15,162,963
Depreciation	1,444,944	1,633,167
Amortization of intangibles	398,378	243,003
Loss on disposal of assets	53,550	59,038

Total costs and expenses	40,370,110	40,408,265

INCOME FROM OPERATIONS	7,556,266	10,079,978

INTEREST EXPENSE	1,437,822	1,004,423
OTHER INCOME, NET	54,507	99,918
EARNINGS BEFORE MINORITY INTEREST	6,172,951	9,175,473
MINORITY INTEREST	—	337,697

NET EARNINGS BEFORE TAXES	6,172,951	8,837,776
PROVISION FOR INCOME TAXES	2,407,451	3,297,998

NET EARNINGS	$3,765,500	$5,539,778

BASIC EARNINGS PER SHARE	$0.40	$0.58
DILUTED EARNINGS PER SHARE	$0.40	$0.57
WEIGHTED AVERAGE SHARES:
Basic	9,378,400	9,492,746
Diluted	9,462,985	9,674,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2005
NET SALES	$119,480,921	$129,892,135
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	55,916,928	60,859,258
Operating, distribution and administrative	43,146,367	42,373,432
Depreciation	4,284,204	4,956,534
Amortization of intangibles	1,297,015	865,280
Loss on disposal of assets	56,175	120,310

Total costs and expenses	104,700,689	109,174,814

INCOME FROM OPERATIONS	14,780,232	20,717,321

INTEREST EXPENSE	4,365,396	3,352,621
OTHER INCOME, NET	185,345	341,055
EARNINGS BEFORE MINORITY INTEREST	10,600,181	17,705,755
MINORITY INTEREST	—	712,445

NET EARNINGS BEFORE TAXES	10,600,181	16,993,310
PROVISION FOR INCOME TAXES	4,134,071	6,397,100

NET EARNINGS	$6,466,110	$10,596,210

BASIC EARNINGS PER SHARE	$0.69	$1.12
DILUTED EARNINGS PER SHARE	$0.69	$1.10
WEIGHTED AVERAGE SHARES:
Basic	9,363,970	9,489,221
Diluted	9,415,413	9,652,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

For the periods ended June 30, 2004 and March 31, 2005

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity	Income
BALANCE, June 30, 2003	9,620,084	$9,620	263,250	$(2,186,561)	$19,221,378	$(2,890,059)	$21,988,827	$36,143,205
Net earnings	—	—	—	—	—	—	7,679,859	7,679,859	$7,679,859
Exercise of stock options	—	—	(107,750)	894,928	(315,617)	—	—	579,311	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $1,071,568	—	—	—	—	—	1,620,535	—	1,620,535	1,620,535
Reclassification of unrealized gains on derivatives, net of tax provision of $56,810	—	—	—	—	—	85,215	—	85,215	85,215

BALANCE, June 30, 2004	9,620,084	$9,620	155,500	$(1,291,633)	$18,905,761	$(1,184,309)	$29,668,686	$46,108,125	$9,385,609

Net earnings	—	—	—	—	—	—	10,596,210	10,596,210	$10,596,210
Dividend paid	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(100,915)	838,604	(137,330)	—	—	701,274	—
Tax benefit from exercise of stock options	—	—	—	—	366,303	—	—	366,303	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $565,674	—	—	—	—	—	848,511	—	848,511	848,511
Reclassification of unrealized gains on derivatives, net of tax provision of $35,567	—	—	—	—	—	53,351	—	53,351	53,351

BALANCE, March 31, 2005	9,620,084	$9,620	54,585	$(453,029)	$19,134,734	$(282,447)	$39,410,968	$57,819,846	$11,498,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,324,983	$17,991,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	46,229	66,340
Cash from consolidation of variable interest entities	688,346	—
Purchases of property and equipment	(5,795,165)	(7,804,683)

Net cash used in investing activities	(5,060,590)	(7,738,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	32,464,315	41,390,743
Principal payments on loans	(41,989,266)	(49,465,723)
Repayment of bank overdraft	—	(668,046)
Dividend paid	—	(853,928)
Exercise of stock options	256,875	701,274
Variable interest entity distribution	—	(1,177,879)
Net cash used in financing activities	(9,268,076)	(10,073,559)

NET CHANGE IN CASH AND CASH EQUIVALENTS	996,317	179,718
CASH AND CASH EQUIVALENTS, beginning of period	1,782,713	549,002

CASH AND CASH EQUIVALENTS, end of period	$2,779,030	$728,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and wholly-owned subsidiaries and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) effective March 31, 2004. The term “Valley” as used throughout this document is used to indicate Valley National Gases Incorporated and wholly-owned subsidiaries. The term “the Company” as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, the Company has two reportable segments: Valley and Variable Interests Entities.

     The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Although the Company believes that all adjustments, consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company’s audited consolidated financial statements for the year ended June 30, 2004.

2. ORGANIZATION

     Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley’s gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley’s 63 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales include welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Valley, through its consolidated subsidiaries, has been in operation since 1958 and currently operates in 11 states.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in the Company’s 2004 Annual Report on Form 10-K filed on September 29, 2004. There have been no significant changes in these policies or the application thereof during the first nine months of fiscal 2005.

TRADE RECEIVABLES

     Valley makes estimates of the collectability of its trade receivables on a monthly basis. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management’s knowledge of significant accounts.

     The roll-forward of the allowance for doubtful accounts as of March 31 is as follows:

	2004	2005
Beginning of the year	$814,846	$747,309
Charges	519,192	499,525
Deductions	(549,319)	(374,012)

March 31	$784,719	$872,822

INVENTORY

     Inventory is carried at the lower of cost or market, cost being determined by the first-in, first-out method. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first in first out basis.

     The components of inventory are as follows:

	June 30,	March 31,
	2004	2005

Hard goods	$7,530,414	$7,295,447
Gases	2,239,543	2,519,855
Reserves	(354,082)	(707,499)

	$9,415,875	$9,107,803

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION

     Cost of products sold principally consists of direct material costs and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and industrial tools and supplies).

OPERATING, DISTRIBUTION AND ADMINISTRATIVE EXPENSES

     Operating, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.

DEPRECIATION

     The Company recognizes depreciation expense on all its property, plant and equipment in the consolidated statement of earnings line item “Depreciation”.

SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS

     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $16,271,000 and $15,614,000 for the nine months ended March 31, 2005 and 2004, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $1,092,000 and $720,000 for the nine months ended March 31, 2005 and 2004, respectively, and is included in depreciation expense.

     Third party freight costs relating to the delivery of products to customers totaled $422,391 and $529,389 for the nine months ended March 31, 2005 and 2004,

respectively, and were classified as operating, distribution and administrative expenses.

     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $11,829,000 and $11,088,000 for the nine months ended March 2005 and 2004, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     Valley has a stock-based compensation plan. Valley accounts for this plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

     The Company continues to account for stock option grants under APB Opinion No. 25, and has not elected to expense these options. If Valley had elected to recognize compensation cost for these stock options based on the fair value method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, Valley’s net earnings and earnings per share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net earnings
As reported	$3,765,500	$5,539,778	$6,466,110	$10,596,210
Deduct: Total stock-based employee compensation expense based on the fair value method for all awards, net of related tax effects	20,514	19,581	63,940	62,253
Pro forma	$3,744,986	$5,520,197	$6,402,170	$10,533,957

Earnings per share assuming dilution
As reported	$0.40	$0.57	$0.69	$1.10
Pro forma	$0.40	$0.57	$0.68	$1.09

INCOME TAXES

     Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were required for the deferred tax assets as of March 31, 2005 and June 30, 2004. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

VARIABLE INTEREST ENTITIES

     The Company leases buildings and equipment and rents cylinders from West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co. and Acetylene Products Corp., entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our

Chairman and principal shareholder. Under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) effective March 31, 2004, we consolidated the financial statements of these related entities.

New Accounting Standards
      In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard will be effective in fiscal years beginning after June 2006. We do not anticipate any significant charge or expense from the adoption of this standard.
      In December 2004, the FASB issued Staff Position No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position is not expected to materially affect the financial statements.
      In December 2004, the FASB issued Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS 123R), and in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB107) regarding the SEC Staff’s interpretation of SFAS No. 123R. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value. We will be required to record this expense beginning in the first quarter of fiscal year 2006 and are currently evaluating the impact to the financial statements. SAB107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
      In December 2004, the FASB issued FSP FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46” to further clarify the accounting for implied variable interest entities. This Staff position had no effect on the Company’s financial statements at March 31, 2005.
      In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in FASB No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. We believe that our current segment reporting complies with EITF No. 04-10 and anticipate no significant changes upon adoption.

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months
	Ended March 31,
	2004	2005
Non-cash financing activity — Adjustment of seller notes and fixed assets	$(82,080)	$—
Non-cash investing activity — Fixed asset purchases in accounts payable	291,199	685,494

4. GOODWILL AND INTANGIBLE ASSETS:

     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, at June 30, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangibles, other than goodwill, consist of noncompete agreements, consulting agreements and customer lists for which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2004 and March 31, 2005, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

	Gross				Weighted
	Amount	Accumulated		Accumulated	Average
	as of	Amortization as of	Gross Amount as of	Amortization as of	Amortization Period
	June 30, 2004	June 30, 2004	March 31, 2005	March 31, 2005	(years)
Non-competition agreements	$10,811,651	$8,528,931	$10,811,651	$9,339,677	5.2
Consulting agreements	357,411	228,244	357,411	265,744	3.0
Customer lists	339,000	39,550	339,000	56,500	15.0

Total	$11,508,062	$8,796,725	$11,508,062	$9,661,921

     Amortization expense for the three months ended March 31, 2005 and 2004 totaled $243,003 and $398,378, respectively and the nine months ended March 31, 2005 and 2004 totaled $865,280 and $1,297,015, respectively. Estimated amortization expense for the remainder of fiscal 2005 as of March 31, 2005 and the next five fiscal years is summarized as follows:

Fiscal year Ending June 30,
Remainder of 2005	$242,975
2006	$588,568
2007	$351,068
2008	$309,818
2009	$117,437
2010	$54,067

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net earnings available for common stock	$3,765,500	$5,539,778	$6,466,110	$10,596,210

Basic earnings per common share:
Weighted average common shares	9,378,400	9,492,746	9,363,970	9,489,221

Basic earnings per common share	$0.40	$0.58	$0.69	$1.12

Diluted earnings per common share:
Weighted average common shares	9,378,400	9,492,746	9,363,970	9,489,221
Shares issuable from assumed conversion of common stock equivalents	84,585	182,229	51,443	163,753
Weighted average common and common equivalent shares	9,462,985	9,674,975	9,415,413	9,652,974
Diluted earnings per common share	$0.40	$0.57	$0.69	$1.10

Stock options to purchase 12,920 shares of common stock for the nine months ended March 31, 2005 were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. No such shares were excluded for the three months ended March 31, 2005. For the quarter and nine months ended March 31, 2004, options to purchase 1,500 and 278,416 shares, respectfully, were excluded because their effect would have been anti-dilutive.

6. LEASE OBLIGATIONS

     Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years.

     Certain lease agreements contain rent escalation clauses that are generally based on changes in the consumer price index over the escalation term. These leases are accounted for in accordance SFAS No. 29, “Contingent Rentals”. During the three and nine months ended March 31, 2005, we evaluated these leases and recorded an expense of $31,000 in the consolidated financial statements to straight-line estimated total lease expense including escalation clauses. Our lease arrangements do not include any step rent provisions, capital improvement funding or significant lease concessions. Leasehold improvements are depreciated over the life of the lease or the useful life of the asset, whichever is shorter, which is consistent with the lease term used to recognize rent expense.

     The Company renewed certain lease arrangements during the first nine months of fiscal year 2005. Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2005 and each of the next five fiscal years are as follows:

Fiscal year ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2005	$841,509	$12,675	$854,184	$496,581	$357,603
2006	3,315,096	26,100	3,341,196	2,012,110	1,329,086
2007	3,397,974	26,100	3,424,074	2,062,413	1,361,661
2008	3,482,923	—	3,482,923	2,113,973	1,368,950
2009	3,569,996	—	3,569,996	2,166,822	1,403,174
2010	3,659,246	—	3,659,246	2,220,993	1,438,253

Totals	$18,266,744	$64,875	$18,331,619	$11,072,892	$7,258,727

(1)	Reflects the elimination of intercompany rent of the Variable Interest Entities.

7. COMMITMENTS AND CONTINGENCIES

     Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. Valley and its subsidiaries, in the ordinary course of business, are threatened with and are subject to claims and are named as defendants in various lawsuits typical of those filed against employers, commercial property owners, welding equipment and supply distributors, manufacturers of specialty gases and distributors of specialty gases and propane which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. In some cases, claimants seek attorney fees in addition to actual and punitive damages. Valley always incurs costs in the handling of claims. Management and employees time is taken up and frequently there are out-of-pocket expenses which are not recoverable or reimbursed by insurance. Valley maintains liability and other insurance coverage against such claims in such amounts and deductibles as Valley believes are reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such liability and claims or that such levels of insurance will continue to be available in the future at economical prices. The Company accrues for estimated losses in accordance with SFAS No. 5, “Contingencies”. Management is of the opinion that the resolution of these claims and lawsuits will not have a material adverse effect on the results of operations, financial condition or cash flows of Valley.

     Valley entered into an option agreement in May 1998 with an independent distributor for the purchase of its business. The agreement provides the distributor the option to sell its business to Valley commencing in May 2002 and ending in May 2005 and provides Valley the option to purchase the business from the distributor commencing in June 2005 and ending in May 2008. Valley estimates the purchase price for the distributor’s business at $11.4 million based upon the purchase price calculation stipulated in the agreement. Of this purchase price, Valley paid $1 million for the option when the agreement was signed, and has recorded this payment in its consolidated balance sheet at March 31, 2005 and June 30, 2004, as a long-term asset. Management believes that the carrying value of the option is not impaired, based upon its estimate of the market value of the independent distributor and that the purchase price formula per the agreement has resulted in a purchase price that approximates fair value when the agreement was executed as well as over the term of the agreement. As a result, no fair market value adjustments have been required. Management estimates it is more likely than not that the put or the call option will be exercised. Management will continue to assess the valuation of this long-term asset as facts and circumstances change, or at least on an interim basis. Valley could incur a loss if the market value of the put option declines or if it is determined that the acquisition will not be completed. Management believes that a material loss is unlikely to occur based upon the historical performance of the independent distributor. In addition, Valley believes that if and when the option is exercised, it will have adequate capital resources available to fund this acquisition and that it will continue to be in compliance with its debt covenant requirements. Valley concluded that the put/call agreement meets the scope exception requirements of FIN 46R for an entity deemed to be a business and therefore was not consolidated at March 31, 2004 upon adoption of the new standard.

     Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley’s initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) were required to be consolidated, as of March 31, 2004, pursuant to implied variable interest guidance under FSP FIN 46R-5 (see Note 8). These lease agreements have various maturity dates through April 2013.

     In September 1991, in connection with the purchase by Valley of certain assets of Praxair, Inc. (Praxair), Valley, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with Valley’s reorganization. Pursuant to this agreement, if at any time during the term of the agreement Valley wishes to accept a third party offer to purchase all or a material part of the assets of Valley, or Mr. West and his affiliates wish to accept an offer to purchase shares of capital stock of Valley (the Capital Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of Valley’s issued and outstanding shares of Capital Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of Valley, Praxair will have a right of first refusal to match the offer. In addition, in the absence of a third party offer, if (a) Mr. West and his affiliates wish to sell shares of Common Stock which would result in their owning collectively less than 51% or more of Valley’s issued and outstanding shares of Common Stock, (b) Valley wishes to sell all or a material part of its assets, or (c) Valley wishes to issue additional shares or options or securities exercisable or convertible into shares of Common Stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued outstanding shares of Common Stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of Common Stock held by them (but not less than 51% of all of the issued and outstanding shares of Valley’s Common Stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Capital Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

8. VARIABLE INTEREST ENTITIES

     Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as “Variable Interest Entities.” These entities include West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co. and Acetylene Products Corp. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases with these related parties to preserve its capital to support its strategy of growing through acquisitions. Valley’s Chairman, who is the beneficial owner of 75% of Valley’s common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.

     Based upon current interpretation of FSP FIN 46R-5, in situations where no contractual residual value guarantees exist, a related party lease arrangement with these characteristics is presumed to contain an implied residual value guarantee. Therefore, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary of the related party lease agreements, and management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. Accordingly, Valley has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.

     The Variable Interest Entities’ debt, in the amount of $8.3 million at March 31, 2005, consists primarily of asset-backed mortgages for real estate. The assets that are collateral for the variable interest entity’s obligations are classified as land and buildings and improvements upon adoption of FIN 46R beginning March 31, 2004. The carrying value of these assets totaled $5,477,000 as of March 31, 2005. This debt has various interest rates ranging from 3.5% to 6.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by the Chairman of Valley.

     The following table shows the consolidating balance sheet of the Company at March 31, 2005:

A S S E T S	As of March 31, 2005

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company

CURRENT ASSETS:
Cash and cash equivalents	$293,848	$434,872	—	$728,720
Accounts receivable, net of allowance for doubtful accounts of $872,822	20,208,909	364,732	$(117,696)	20,455,945
Inventory	9,107,803	—	—	9,107,803
Prepaids and other current assets	1,499,666	10,000	—	1,509,666
Deferred tax assets	2,019,241	—	—	2,019,241

Total current assets	33,129,467	809,604	(117,696)	33,821,375

PROPERTY, PLANT AND EQUIPMENT:
Land	55,000	1,827,195	—	1,882,195
Buildings and improvements	7,272,571	12,386,684	—	19,659,255
Equipment	91,895,916	551,031	—	92,446,947
Transportation equipment	18,964,923	173,249	—	19,138,172
Furniture and fixtures	8,291,773	166,253	—	8,458,026

Total property, plant and equipment	126,480,183	15,104,412	—	141,584,595
Accumulated depreciation	(52,451,311)	(3,679,312)	—	(56,130,623)

Net property, plant and equipment	74,028,872	11,425,100	—	85,453,972
OTHER ASSETS:
Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $9,661,921	1,846,141	—	—	1,846,141
Goodwill	40,997,738	—	—	40,997,738
Deposits and other assets	1,486,884	11,458	—	1,498,342

Total other assets	44,330,763	11,458	—	44,342,221

TOTAL ASSETS	$151,489,102	$12,246,162	$(117,696)	$163,617,568

LIABILITIES AND STOCKHOLDERS’ EQUITY	As of March 31, 2005

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company

CURRENT LIABILITIES:
Current maturities of long-term debt	$783,859	$2,067,769	—	$2,851,628
Accounts payable	8,538,843	283,366	—	8,822,209
Accrued compensation and employee benefits	4,476,275	—	—	4,476,275
Interest rate derivatives	499,284	—	—	499,284
Other current liabilities	4,539,676	517,664	(117,696)	4,939,644

Total current liabilities	18,837,937	2,868,799	(117,696)	21,589,040
LONG-TERM DEBT, less current maturities	49,654,564	4,356,802	—	54,011,366
DEFERRED TAX LIABILITIES	23,692,401	—	—	23,692,401
OTHER LONG-TERM LIABILITIES	1,473,755	—	—	1,473,755
INTEREST RATE DERIVATIVES	10,599	—	—	10,599

Total liabilities	$93,669,256	7,225,601	(117,696)	100,777,161

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,020,561	5,020,561
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share — Authorized, 5,000,000 shares, none Issued or Outstanding	—	—	—	—
Common stock, par value, $.001 per share — Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,565,499 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,134,734	335,985	(335,985)	19,134,734
Retained earnings	39,410,968	4,680,776	(4,680,776)	39,410,968
Accumulated other comprehensive loss	(282,447)	—	—	(282,447)
Treasury stock at cost, 54,585 shares	(453,029)	—	—	(453,029)

Total stockholders’ equity	57,819,846	5,020,561	(5,020,561)	57,819,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,489,102	$12,246,162	$(117,696)	$163,617,568

     The following table shows the consolidating balance sheet of the Company at June 30, 2004:

A S S E T S	As of June 30, 2004

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company

CURRENT ASSETS:
Cash and cash equivalents	$105,699	$443,303	—	$549,002
Accounts receivable, net of allowance for doubtful accounts of $747,309	14,726,848	1,544,471	$(1,227,679)	15,043,640
Inventory	9,415,875	—	—	9,415,875
Prepaids and other current assets	873,681	10,000	—	883,681
Deferred tax assets	2,346,484	—	—	2,346,484
Refundable taxes	1,183,324	—	—	1,183,324

Total current assets	28,651,911	1,997,774	(1,227,679)	29,422,006

PROPERTY, PLANT AND EQUIPMENT:
Land	55,000	2,128,176	—	2,183,176
Buildings and improvements	6,330,221	12,199,606	—	18,529,827
Equipment	88,479,962	604,700	—	89,084,662
Transportation equipment	17,912,966	145,549	—	18,058,515
Furniture and fixtures	7,830,225	130,977	—	7,961,202

Total property, plant and equipment	120,608,374	15,209,008	—	135,817,382
Accumulated depreciation	(49,360,206)	(3,788,204)	—	(53,148,410)

Net property, plant and equipment	71,248,168	11,420,804	—	82,668,972

OTHER ASSETS:
Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $8,796,725	2,711,337	—	—	2,711,337
Goodwill	40,997,738	—	—	40,997,738
Deposits and other assets	1,523,532	11,457	—	1,534,989

Total other assets	45,232,607	11,457	—	45,244,064

TOTAL ASSETS	$145,132,686	$13,430,035	$(1,227,679)	$157,335,042

LIABILITIES AND STOCKHOLDERS’ EQUITY	As of June 30, 2004

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,105,622	$1,546,312	—	$2,651,934
Bank overdraft	918,046	—	$(250,000)	668,046
Accounts payable	7,982,973	252,220	—	8,235,193
Accrued compensation and employee benefits	3,734,967	—	—	3,734,967
Interest rate derivatives	1,760,338	—	—	1,760,338
Other current liabilities	2,378,582	112,869	—	2,491,451

Total current liabilities	17,880,528	1,911,401	(250,000)	19,541,929
LONG-TERM DEBT, less current maturities	57,126,585	6,137,134	(977,679)	62,286,040
DEFERRED TAX LIABILITIES	21,977,647	—	—	21,977,647
OTHER LONG-TERM LIABILITIES	1,681,696	—	—	1,681,696
INTEREST RATE DERIVATIVES	358,105	—	—	358,105

Total liabilities	99,024,561	8,048,535	(1,227,679)	105,845,417

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,381,500	5,381,500
COMMITMENTS AND CONTINGENCIES	—	—	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share— Authorized, 5,000,000 shares, none Issued or Outstanding	—	—	—	—
Common stock, par value, $.001 Per share— Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,464,584 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	18,905,761	335,985	(335,985)	18,905,761
Retained earnings	29,668,686	5,041,715	(5,041,715)	29,668,686
Accumulated other comprehensive loss	(1,184,309)	—	—	(1,184,309)
Treasury stock at cost, 155,500 shares	(1,291,633)	—	—	(1,291,633)
Total stockholders’ equity	46,108,125	5,381,500	(5,381,500)	46,108,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,132,686	$13,430,035	$(1,227,679)	$157,335,042

     The following table shows the consolidating statement of operations of the Company for the nine months ended March 31, 2005:

		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$129,892,135	$1,639,098	$(1,639,098)	$129,892,135
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	60,859,258	—	—	60,859,258
Operating, distribution and administrative	43,423,415	589,115	(1,639,098)	42,373,432
Depreciation	4,616,360	340,174	—	4,956,534
Amortization of intangibles	865,196	84	—	865,280
Loss on disposal of assets	120,310	—	—	120,310

Total costs and expenses	109,884,539	929,373	(1,639,098)	109,174,814

INCOME FROM OPERATIONS	20,007,596	709,725	—	20,717,321

INTEREST EXPENSE	3,194,391	158,230	—	3,352,621
OTHER INCOME, NET	180,105	160,950	—	341,055

EARNINGS BEFORE MINORITY INTEREST	16,993,310	712,445	—	17,705,755
MINORITY INTEREST	—	712,445	—	712,445

NET EARNINGS BEFORE TAXES	16,993,310	—	—	16,993,310
PROVISION FOR INCOME TAXES	6,397,100	—	—	6,397,100

NET EARNINGS	$10,596,210	—	—	$10,596,210

     The following table shows the consolidating statement of operations of the Company for the three months ended March 31, 2005:

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$50,488,243	$614,302	$(614,302)	$50,488,243
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	23,310,094	—	—	23,310,094
Operating, distribution and administrative	15,583,566	193,699	(614,302)	15,162,963
Depreciation	1,556,360	76,807	—	1,633,167
Amortization of intangibles	242,975	28	—	243,003
Loss on disposal of assets	59,038	—	—	59,038

Total costs and expenses	40,752,033	270,534	(614,302)	40,408,265

INCOME FROM OPERATIONS	9,736,210	343,768	—	10,079,978
INTEREST EXPENSE	952,609	51,814	—	1,004,423
OTHER INCOME, NET	54,175	45,743	—	99,918

EARNINGS BEFORE MINORITY INTEREST	8,837,776	337,697	—	9,175,473
MINORITY INTEREST	—	337,697	—	337,697

NET EARNINGS BEFORE TAXES	8,837,776	—	—	8,837,776
PROVISION FOR INCOME TAXES	3,297,998	—	—	3,297,998

NET EARNINGS	$5,539,778	—	—	$5,539,778

     No tables are provided to present the consolidating income statement of the Company for the three and nine month periods ended March 31, 2004, because no consolidation was required until the adoption of FIN46R at March 31, 2004.

9. SEGMENT DATA

     Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities in the third quarter of fiscal year 2004 (See Note 1), the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each business is maintained and managed separately. The results of operations and assets for each of these segments are derived from each business’ financial reporting system. All intercompany activity is eliminated in consolidation.

     The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co. and Acetylene Products Corp., primarily purchases, develops, sells and leases real estate.

     The Valley reportable segment operates 63 retail and distribution locations in 11 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Management considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of revenue (or profits or assets) to be deemed a reportable segment. Since these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment, management concluded that these operating segments should be aggregated into one reporting segment.

     In February 2005, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but likely to be effective in late 2005. The Company believes its current segment reporting complies with EITF No. 04-10 and anticipates no significant changes upon adoption.

     Identifiable assets by reporting segment are as follows (See Note 8):

	June 30,	March 31,
	2004	2005
Valley	$145,132,686	$155,011,975
Variable Interest Entities	12,202,356	12,128,466

Total assets	$157,335,042	$167,140,441

     Please refer to Note 8 for revenue and income by reporting segment.

10. SUBSEQUENT EVENT

     On May 9, 2005, the independent distributor, referred to in Note 7 with which Valley has an option agreement, exercised its put right to sell its business to Valley. Valley estimates that it will be required to pay the distributor approximately $6.8 million for all of the capital stock of the distributor ($1.0 million of which was paid upon purchase of the option) and to assume and refinance approximately $4.6 million of indebtedness of the distributor. The acquisition, which Valley anticipates will be consummated in the fourth fiscal quarter, is subject to final due diligence and customary closing conditions. The Company expects that the acquisition will not meet the materiality thresholds for filing audited financial statements of the distributor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, contains a number of “forward-looking statements” which express our beliefs or expectations regarding future events. These statements can be identified by terminology such as “will,” “believes,” “intends,” “expects,” “plans,” “could” or “may,” or the negative equivalents. Please see Exhibit 99.1 for important information regarding forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements.

OVERVIEW

OPERATIONS

     We are a leading distributor of industrial, medical and specialty gases, and related welding equipment and supplies, in 11 states in the eastern United States. We also have a growing presence in the distribution of non-pipeline propane in our geographic markets.

     We generate revenue through the sale of packaged industrial, medical and specialty gases and rental and delivery charges for the cylinders and tanks in which they are delivered, as well as through sale of related welding equipment and supplies. We sell packaged gases to customers for manufacturing, industrial, metal production and fabrication, construction, health care, mining, oil and chemicals and other applications. Sale of our packaged gases is generally not seasonal. We also sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months. In the 2004 fiscal year, packaged gases and rental, together with related equipment and supplies, accounted for approximately 74% of our net sales, while propane accounted for approximately 26% of our net sales.

     Our cost of products sold include the direct cost of industrial, medical and specialty gases pursuant to supply arrangements and open purchase orders with three out of the five major gas producers in the United States, the purchase of hard goods from a number of vendors and the purchase of propane from one of the three major propane suppliers. Although the cost of the gases we sell is subject to formula pricing and variation based on market prices for such gases, because packaging, delivery and other service constitutes a substantial portion of the cost and the value of the packaged gases we provide our customers, we believe that we are not significantly exposed to decreased margins because of those variations.

     Our operating, distribution and administrative expenses primarily are composed of delivery expense, salaries, benefits, professional fees, transportation equipment operating costs, facility lease expenses and general office expenses. We believe that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses. We also incur depreciation expense related to our fixed assets, including approximately 500,000 cylinders which are depreciated over a period of 12 to 30 years. We also own approximately 200 delivery vehicles that we depreciate over a period of 3 to 7 years.

ACQUISITIONS

     We believe that we have been successful in executing our strategy of growth through acquisitions, having completed over 30 acquisitions since 1997, the year of our initial public offering. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. For many acquisitions, we believe that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded. Some acquisitions have had, and we expect that some future acquisitions may have, a dilutive effect upon our income from operations and income before tax for a period following their consummation. This dilution can occur because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and expected sales growth, occur over time. In most cases, the operating cash flow of an acquired business has been positive in a relatively short period of time after consummation of the acquisition.

     In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 63 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate segments, and because all stores offer similar products and services, we report their results on an aggregate basis. We do maintain records of “same store sales,” which are sales from those stores that have been operated by us for the full two-year comparison period. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.

VARIABLE INTEREST ENTITIES

     We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corp., entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we must consolidate in our financial statements, the financial statements of these related entities. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. Substantially all of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest The real property and equipment held by these entities results in our reporting significantly higher balances of buildings and equipment on our balance sheet. Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts we report in our consolidated financial statements and accompanying notes included herein. We describe the significant accounting policies and methods that we use to prepare our consolidated financial statements in Note 3. The most critical accounting matters in which we use estimates include our determination of the net carrying value of our trade receivables, our inventories, our goodwill, our other intangible assets and our employee health care benefit reserves. If our estimates have to be revised, we may be required to adjust the carrying value of these assets, affecting our results of operations during the period when the adjustment is recorded, and affecting our net assets and equity. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

     TRADE RECEIVABLES

     We estimate the collectability of our trade receivables on a monthly basis. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of March 31, 2005 are adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.

     INVENTORIES

     Our inventories are stated at the lower of cost or market, cost being determined by the first-in first-out method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider and balance a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice (“USPAP”) for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future.

     EMPLOYEE HEALTH CARE BENEFITS PAYABLE

     We have self-funded health care benefit programs in place through which a third party administrator settles and pays claims by our employees on an on-going basis. We estimate the level of outstanding claims, at any point in time, including claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. We have stop-loss insurance coverage in place to limit the extent of individual claims.

     VALUATION OF LONG-LIVED ASSETS

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of the remaining useful lives of assets are reviewed at least annually at the close of the fiscal year. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the assets.

     INCOME TAXES

     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We estimate and record additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

     VARIABLE INTEREST ENTITIES

     We lease buildings and equipment and rent cylinders from West Rentals, Inc., GEW Real Estate LLC, Real Equip-Lease LLC and Acetylene Products Corporation, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) effective March 31, 2004, we consolidated in our financial statements, the financial statements of these related entities.

RESULTS OF OPERATIONS

     The following table presents information about our results of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of continuing trends.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold, excluding depreciation	46.2	47.8	46.9	46.8
Operating, distribution and administrative	30.1	32.5	32.6	36.1
Depreciation	3.2	3.0	3.8	3.6
Amortization of intangibles	0.5	0.9	0.7	1.1

Total costs and expenses	80.0	84.2	84.0	87.6

Income from operations	20.0	15.8	16.0	12.4

Interest expense	2.0	3.0	2.6	3.6
Other income, net	0.2	0.1	0.2	0.1

Earnings before minority interest	18.2	12.9	13.6	8.9
Minority interest	0.7	—	0.5	—

Net earnings before taxes	17.5	12.9	13.1	8.9
Provision for income taxes	6.5	5.0	4.9	3.5

Net earnings	11.0%	7.9%	8.2%	5.4%

Comparison of Three Months Ended March 31, 2005 and 2004

     Our net sales increased $2.6 million, or 5.3%, to $50.5 million for the third quarter ended March 31, 2005 from $47.9 million for the third quarter ended March 31, 2004. Packaged gases and cylinder rental revenue represented 31.2% of net sales for the third quarter 2005, with hard goods representing 31.4% of net sales and total revenue from our packaged gas business represented 62.6% of net sales. In comparison, packaged gases and cylinder rental revenue represented 32.3% of net sales for the third quarter 2004, with hard goods representing 29.5% of net sales and total revenue from our packaged gas business representing 61.8% of net sales. Sales of hard goods increased $1.7 million, or 12.3%, from the third quarter 2004 to the third quarter 2005, reflecting increased demand from the improved economy and higher prices resulting from increased steel costs. Propane sales represented 37.4% of net sales in the third quarter 2005 compared to 38.2% of net sales in the third quarter 2004.

increased $0.5 million, or 2.9%, in the third quarter 2005 compared to the 2004 period due to price increases. Propane gallons sold were down 7.4% for the quarter reflecting reduced demand due to conservation resulting from higher prices of all energy sources and generally warmer temperatures compared to the prior period.

     Our cost of products sold increased $0.4 million, or 1.7%, to $23.3 million for the third quarter 2005 compared to $22.9 million for the third quarter 2004. Cost of products sold as a percentage of net sales improved from 47.8% for the third quarter 2004 to 46.2 % for the third quarter 2004. This improvement was principally the result of sales prices increasing at a higher rate than cost increases for hard goods, packaged gases and cylinder rental, partially offset by higher propane costs as a percentage of net sales.

     Operating, distribution and administrative expenses decreased $0.4 million, or 2.5%, to $15.2 million in the third quarter 2005 compared to $15.5 million in the 2004 period, principally due to the consolidation of the Variable Interest Entities which resulted in a reduction in operating, distribution and administrative expenses of $0.4 million. Excluding this reduction, operating, distribution and administrative expenses were unchanged in total as increased distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in personnel costs, building and equipment rent and bad debt expense. Operating, distribution and administrative expenses as a percentage of sales were 30.0% for the third quarter 2005 compared to 32.4% for the third quarter 2004.

     Depreciation expense increased $0.2 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures.

     Amortization of intangibles decreased $0.2 million to $0.2 million in the third quarter 2005 compared $0.4 million in the third quarter 2004. This decrease was primarily the result of certain intangibles becoming fully amortized.

     Interest expense decreased $0.4 million, or 30.1%, to $1.0 million for the third quarter 2005 compared to $1.4 million in the third quarter 2004, reflecting primarily reduced outstanding debt balances and lower interest rates due to improved financial performance. Interest expense for the third quarter 2005 included $0.1 million related to the variable interest entities which were not consolidated in the prior year quarter.

     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.

     Our effective tax rate in the third quarter 2005 decreased to 37.3% compared to 39.0% in the third quarter 2004.

     For the reasons stated above, our net income increased $1.8 million or 47.1% to $5.5 million for the third quarter 2005 compared to $3.8 million for the third quarter 2004. Fully diluted earnings per share increased to $0.57 for the third quarter 2005 compared to $0.40 for the third quarter 2004.

Comparison of Nine Months Ended March 31, 2005 and 2004

     Our net sales increased $10.0 million, or 8.7%, to $129.9 million for the nine months ended March 31, 2005, from $119.5 million for the nine months ended March 31, 2004. Packaged gases and cylinder rental revenue represented 35.0% of net sales for the nine months ended March 31, 2005, with hard goods representing 35.1% of net sales and total revenue from our packaged gas business represented 70.1% of net sales. In comparison, packaged gases and cylinder rental revenue represented 37.4% of net sales for the nine months ended March 31, 2004, with hard goods representing 33.2% of net sales and total revenue from our packaged gas business representing 70.6% of net sales. Sales of hard goods increased $5.9, million or 14.9%, from the 2004 nine month period to the 2005 nine month period, reflecting increased demand from the improved economy, increased prices resulting from increased steel costs and increased sales volume. Propane sales represented 29.9% of net sales in the 2005 nine month period compared to 29.5% of net sales in the nine month 2004 period. Propane sales increased $3.6 million, or 10.3%, in the 2005 nine month period compared to the 2004 period due to price increases. Propane gallons sold were down 6.5% year to date reflecting reduced demand due to conservation resulting from higher prices of all energy sources and warmer temperatures compared to the prior nine month period.

     Our cost of products sold increased $4.9 million, or 8.8%, to $60.9 million for the nine months ended March 31, 2005, compared to $55.9 million for the nine months ended March 31, 2004. Cost of products sold as a percentage of net sales was 46.9% and at 46.8% for the nine month periods ended March 31, 2005 and 2004, respectively. Increased prices in hard goods, packaged gases and cylinder rental resulting from our efforts to standardize our product offerings and pricing were offset by higher propane costs as a percentage of net sales.

     Operating, distribution and administrative expenses decreased $0.8 million, or 1.8%, to $42.4 million in the nine months ended March 31, 2005, compared to $43.1 million for the 2004 nine month period. Consolidation of the variable interest entities resulted in a decrease of $1.0 million in building rent expense. Although personnel costs and equipment rent were also reduced, these reductions were partially offset by increased legal and professional fees, vehicle fuel and repairs and operating supplies. Operating, distribution and administrative expenses as a percentage of sales were 32.6% for the nine months ended March 31, 2005, compared to 36.1% for the nine months ended March 31, 2004.

     Depreciation expense increased $0.7 million to $5.0 million in the nine months ended March 31, 2005, from $4.3 million in the nine months ended March 31, 2004, reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures.

     Amortization of intangibles decreased $0.4 million to $0.9 million in the nine months ended March 31, 2005, compared $1.3 million in the nine months ended March 31, 2004. This decrease was primarily the result of certain intangibles becoming fully amortized during the interim period.

     Interest expense decreased $1.0 million, or 23.2%, to $3.4 million for the nine months ended March 31, 2005, compared to $4.4 million in the nine months ended March 31, 2004, reflecting primarily reduced outstanding debt balances and lower interest rates due to improved financial performance. Interest expense for the nine months ended March 31, 2005 included $0.2 million related to the variable interest entities which were not consolidated in the prior year quarter.

     Other income increased $0.1 million to $0.3 million in the nine months ended March 31, 2005, compared to $0.2 million in the nine months ended March 31, 2004, due primarily to income earned by the variable interest entities.

     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.

     Our effective tax rate decreased from 39.0% for the nine months ended March 31, 2004 to 37.6% for the nine months ended March 31, 2005.

     For the reasons stated above our net income increased $4.1 million or 63.9% to $10.6 million for the nine months ended March 31, 2005, compared to $6.5 million for the nine months ended March 31, 2004. Diluted earnings per share were $1.10 for the nine months ended March 31, 2005, compared to $0.69 for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

     At March 31, 2005, we had working capital of approximately $12.2 million, as compared to $9.9 million as of June 30, 2004, reflecting primarily an increase in accounts receivable and available cash. Funds provided by operations for the nine months ended March 31, 2005 were approximately $18.0 million, as compared to $15.3 million for the nine months ended March 31, 2004. This increase of $2.7 million is attributable to the $4.1 million increase in net income offset by increased income taxes paid of $3.5 million and positive cash flow from other operating assets and liabilities. Funds used for investing activities were approximately $7.7 million for the nine months ended March 31, 2005, consisting primarily of capital spending, as compared to $5.1 million for nine months ended March 31, 2004. We anticipate capital expenditures of approximately $8.4 million for fiscal year June 30, 2005. Funds used for financing activities for the nine months ended March 31, 2005 were approximately $10.1 million as net borrowings of $41.4 million were more than offset by debt repayment of $49.5 million and the repayment of prior year bank overdraft of $0.7 million. In addition, dividend payments of $0.9 million and a distribution by the variable interest entities of $1.2 million were partially offset by funds received through the exercise of stock options totaling $0.7 million. Our cash balance increased $0.2 million during the nine months ended March 31, 2005 to $0.7 million.

     At March 31, 2005 we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	3 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$56,857	$2,865	$2,926	$49,673	$1,393
Estimated Interest Payments	8,587	517	4,902	3,028	140
Interest Rate Swap Payments	2,205	630	1,575	—	—
Interest Rate Swap Receipts	(980)	(280)	(700)	—	—
Capital Lease Obligation	6	6	—	—	—
Operating Leases, Net of intercompany eliminations	8,732	357	4,060	2,841	1,474
Purchase Obligations	2,548	1,500	1,048	—	—

Total Obligations	$77,955	$5,595	$13,811	$55,542	$3,007

     Certain of these obligations are sensitive to changes in interest rates including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month Libor rate in effect at the reporting date. No assumptions have been made for future changes in the one month Libor rate. In January 2005, the Company entered into swap agreements for notional value of $25 million effective July 2005 and January 2006. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at March 31, 2005 and June 30, 2004 consist primarily of deferred revenue related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.

     On April 30, 2004, we entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving credit agreement and term notes. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement.

     The weighted average interest rate for substantially all of the borrowings under the credit facility was 2.94% as of March 31, 2005. As of March 31, 2005, availability under the revolving loan was approximately $25.2 million, with outstanding borrowings of approximately $48.5 million and outstanding letters of credit of approximately $1.3 million related to insurance policies and seller notes. The credit facility is secured by all of our assets. The revolving loan is used primarily to fund acquisitions. We are not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at our discretion, plus an applicable spread.

     The loan agreement for the credit facility contains various financial covenants, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of March 31, 2005, we were in compliance with these covenants and believe that we will continue to be in compliance through at least the next twelve months.

     The $8.4 million of the debt of the variable interest entities consists primarily of asset-backed mortgages for real estate. The assets that are collateral for these obligations are classified as land and buildings and improvements. The carrying value of these assets totaled $5,477,000 as of March 31, 2005. This debt has various interest rates ranging from 3.5% to 6.0% and various maturities from 2005 to 2016. Certain mortgages are personally guaranteed by our Chairman.

     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 3.75% to 10.0% per annum and maturities through 2010. The outstanding balance of these notes as of March 31, 2005 was $1.9 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under our credit facility.

     The schedule of maturities by segment of our debt is as follows:

		Variable
		Interest
Fiscal year ending June 30,	Valley	Entities	Company
Remainder of 2005	$213,293	$1,604,754	$1,818,047
2006	$760,596	$642,008	$1,402,604
2007	$546,554	$610,526	$1,157,080
2008	$189,580	$627,090	$816,670
2009	$48,634,665	$646,999	$49,281,664
2010	$61,708	$591,039	$652,747
Thereafter	$32,025	$1,702,157	$1,734,182

Total	$50,438,421	$6,424,573	$56,862,994

     We enter into contractual agreements in the ordinary course of our business to hedge our exposure to interest rate risks. Counterparties to these agreements are major financial institutions. We believe the risk of incurring losses related to credit risk is remote and any losses would not be significant.

     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of March 31, 2005, we had $40.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 6.3% versus a receive rate of 2.8% at March 31, 2005. In January 2005, we entered into swap agreements for notional value of $25 million effective July 2005 and January 2006 to replace those contracts up for expiration.

     Purchase obligations represent the total value of open purchase orders, consisting primarily of inventory and capital expenditures, as of the period ending date.

     We entered into an option agreement in May 1998 with an independent distributor for the purchase of the distributor’s business. The agreement provided the distributor the option to sell its business to us commencing in May 2002 and ending in May 2005 and provides us the option to purchase the business from the distributor commencing in June 2005 and ending in May 2008. The distributor exercised the option on May 9, 2005. In addition to the $1 million we paid for the option, we estimate we will pay approximately $5.8 million and assume approximately $4.6 million of the distributor’s debt. We anticipate that we will complete this purchase, subject to due diligence, in the quarter ending June 30, 2005.

     We believe that cash generated from operations, borrowing availability under our credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy our requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months.

New Accounting Standards
      In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard will be effective in fiscal years beginning after June 2006. We do not anticipate any significant charge or expense from the adoption of this standard.
      In December 2004, the FASB issued Staff Position No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year.

      In December 2004, the FASB issued Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS 123R), and in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB107) regarding the SEC Staff’s interpretation of SFAS No. 123R. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value. We will be required to record this expense beginning in the first quarter of fiscal year 2006 and are currently evaluating the impact to the financial statements. SAB107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
      In December 2004, the FASB issued FSP FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46” to further clarify the accounting for implied variable interest entities. This Staff position had no effect on the Company’s financial statements at March 31, 2005.
      In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in FASB No. 131. The effective date of this statement is not yet determined, but likely to occur in 2005. We believe that our current segment reporting complies with EITF No. 04-10 and anticipate no significant changes upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations as of March 31, 2005. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of					There		Fair
	2005	2006	2007	2008	2009	After	Total	Value
	(In Thousands)
Liabilities
Long term debt – Valley
Fixed rate	$211	$762	$547	$190	$134	$94	$1,938	$1,790
Average interest rate	4.65%	5.53%	6.29%	6.28%	4.65%	4.78%
Variable rate	—	—	—	—	$48,500	—	$48,500	$48,500
Average interest rate	—	—	—	—	2.94%	—
Long term debt -
Variable Interest Entities mortgage debt
Fixed rate	$1,605	$642	$611	$627	$647	$2,293	$6,425	$5,770
Average interest rate	4.25%	4.30%	3.07%	3.01%	3.05%	3.09%
Interest rate swaps
Variable to fixed	$15,000	$25,000	—	—	$25,000	—		$(510)
Average pay rate	6.3%	6.3%	—	—	6.5%	—
Average receive rate	2.8%	2.8%	—	—	2.4%	—
Commitments
Operating leases	$854	$3,341	$3,424	$3,483	$3,570	$7,410	$22,082
Intercompany elimination (1)	(497)	(2,012)	(2,062)	(2,114)	(2,167)	(4,498)	(13,350)

Company total	$357	$1,329	$1,362	$1,369	$1,403	$2,912	$8,732

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at March 31, 2004.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, William A. Indelicato, and our Chief Financial Officer, James P. Hart, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

     (b) Changes in Internal Controls

     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibit Index

10.46	Modification of employment agreement between the Valley National Gases, Inc. and James P. Hart

10.47	Modification of employment agreement between the Valley National Gases, Inc. and Gerald W. Zehala

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk factors

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

VALLEY NATIONAL GASES INCORPORATED
May 12, 2005	/s/ James P. Hart
James P. Hart
Chief Financial Officer and Duly Authorized Officer