Form 10-K
period 2005-06-30
VALLEY NATIONAL GASES INC
filed 2005-09-28
CIK 1030715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-15191
VALLEY NATIONAL GASES INCORPORATED
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2888240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $42,599,070
      As of September 15, 2005, the registrant had outstanding 9,577,549 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 25, 2005 are incorporated by reference in response to Part III.

VALLEY NATIONAL GASES INCORPORATED

 PART I

Cautionary Statements
      This report includes statements that are forward-looking as that term is defined by the Private Securities Litigation and Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, including statements regarding Valley’s ability to identify attractive acquisition targets and to successfully acquire new businesses and assimilate the operations of those businesses into its operations, its ability to finance such acquisitions, its ability to meet its covenant requirements under its credit facility, its ability to secure alternative sources of supply if needed, its ability to maintain its supply of propane, its ability to meet increased demand for specialty gas products, the effect of product liability or other claims on Valley’s results of operations or financial condition, the trend towards and cost impacts of consolidation in the industry and the industry’s general resistance to downturns in the business cycle. Valley intends that such forward-looking statements be afforded the protections provided by the safe harbor created by the Private Securities Litigation and Reform Act of 1995.
      All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by Valley or any other person that the results expressed will be achieved. Important risk factors that may affect Valley’s ability to achieve the results expressed in the forward-looking statements include, but are not limited to, Valley’s ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those business if integrated into Valley’s operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley’s ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley’s products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley’s business, inflation and fluctuations in interest rates, as well as various other factors some of which are described under the section entitled “Risk Factors at the end of Item 7 of this report. These forward looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward looking statement for any reason.

PART I

ITEM 1.	BUSINESS
Overview
      We are one of the largest independent distributors in the estimated $9 billion U.S. market for industrial, medical and specialty gases delivered in “packaged” or cylinder form, and related welding equipment and supplies. We also have a growing presence in the approximately $12 billion U.S. market for non-pipeline residential, commercial and industrial propane. We serve a diversified base of more than 168,000 industrial, commercial and residential customers throughout our 12-state territory in the eastern United States. We focus on providing excellent service to local accounts, an approach that we believe allows us to enjoy a strong position in the markets we serve.
      Sales of packaged industrial, medical and specialty gases and related products accounted for approximately 73% of our revenue in fiscal 2005. In these operations, we mix and package industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and distribute these cylinders to customers, primarily through our network of 67 locations. As an additional service to customers, we also sell welding equipment and supplies, or “hard goods,” such as welding machines, wire, fluxes and electrodes. Most of our customers also rent cylinders from us. We own approximately 531,000 cylinders which require minimal maintenance and have useful lives that industry experience has determined to average 50 years or longer.
      Propane sales accounted for approximately 27% of our revenue in fiscal 2005. We distribute the majority of our propane directly to customer locations. We own approximately 32,000 propane tanks, most of which are maintained at customer locations. We believe that the propane business provides a favorable platform because propane requires a low incremental investment in tanks and distribution vehicles while offering a relatively stable customer base.
      Starting in fiscal 2003, we adopted a process improvement strategy designed to enhance our operating efficiency. During that time, we developed and began implementing marketing, customer service, staffing and pricing objectives and devised technical programs to support our field personnel. We believe that the success of our process improvement strategy has been reflected in our improved operating results during recent fiscal periods and that we are now well positioned to resume our strategy of growth primarily through acquisitions.
      Prior to fiscal 2003, acquisitions were the principal means of our growth. From 1997, the year of our initial public offering, through 2002, we completed over 30 acquisitions and grew from approximately $74 million in annual revenue to approximately $141 million in annual revenue. We believe our size and geographic reach, along with the fragmented competition in both the packaged gas and propane markets, position us well for continued growth.
Our Industry

Markets
      Industrial, Medical and Specialty Gases. Gases are an essential component of a broad array of industrial, commercial and medical processes. As the economy has grown and as new applications for gases have developed, the customer base of the industry has significantly broadened to include almost every major industry. These customers have widely varying requirements for type and volume of gases and have effectively caused segmentation of the industrial, medical and specialty gas market based on volume requirements.
      The higher volume, or “bulk,” gas segment of the industrial gas market consists of customers who require large volumes of gases to be delivered by truck using cryogenic containers, by direct pipeline to the customer’s facility and, in some cases, by producing gas at an on-site production plant. We do not compete in the on-site or large bulk segment of the market. Typically, the major gas producers supply these customers directly.
      We compete primarily in the market for industrial, medical and specialty gases delivered in mixed “packaged” or cylinder form. Participants serving this market segment package, mix and distribute gases to customers with smaller volume needs or requirements for specially blended or purified gases. We believe that this market, including the related hard goods, generates total annual sales of approximately $9 billion. Large, multi-state distributors, including Valley, account for approximately 45% of sales in this market. The remaining sales are generated by approximately 800 smaller distributors, many of which we believe to be potential candidates for acquisition by larger distributors or industrial gas producers.
      The distribution of packaged industrial, medical and specialty gases is a service-intensive business where competition is based in large part on building customer relationships through frequent emergency or priority service, technical support and assistance in a wide variety of applications and the capacity and flexibility to mix small quantities of custom blended gases. To compete effectively in the packaged gases market, we believe that a distributor must establish a local business presence and offices where customers have ready access to both product and assistance.
      The packaged industrial, medical and specialty gas industry is expected to achieve growth consistent with growth in the overall economy. Gas sales tend to be less adversely impacted by a decline in general economic conditions than the sale of welding equipment and supplies. We believe that the industrial gas distribution business is somewhat resistant to downturns in the business cycle due to the following factors:

•	the industry has a broad and diverse customer base;

•	gases frequently represent a fixed component of operating costs, which does not decline with production levels;

•	gases are required for maintenance and renovation activities, which tend to increase during economic downturns; and

•	gas purchases represent a small portion of operating expenses and, therefore, are not typically a large cost-cutting item for purchasers.
      Propane. We also compete in the propane market in the United States, which consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Propane competes with other forms of energy in heating applications and the degree of competition from these alternate sources is primarily a function of geography, with the most important factor being the proximity to natural gas pipelines. We believe that the non-pipeline residential, commercial and industrial propane market generates total annual sales of approximately $12 billion, with the 25 largest distributors accounting for approximately 50% of all sales. According to LPGas Magazine, for 2004 we ranked 21st, with approximately 28 million gallons sold annually. Approximately 8,000 independent marketers of propane serve the balance of the market, many of which, we believe, could be suitable acquisition candidates for us in the future.
      The majority of propane sold within the industry by distributors is used for residential and commercial heating. Most distributors own the majority of the tanks and containers which dispense propane at a customer’s location. Unlike the industrial gas market segment, no separate rental fee is charged for the container. Rather, this rental fee is included in the price of the propane.
      We believe that, as in the packaged industrial gases market, service rather than price plays the dominant role in the supplier-customer relationship in the propane market. Customers served both on a “will call” and on an automatic delivery basis expect timely delivery, especially during the winter months. As a result, customer satisfaction with a particular distributor is often based more on such distributor’s timely, reliable delivery of propane than on the price which such distributor charges for such propane. Annual account turnover in the propane market is low and our annual turnover generally represents less than 2% of customers.
      The propane distribution industry is also a mature industry with growth consistent primarily with housing starts, energy consumption and replacement of alternate fuels. The cost of propane per British Thermal Unit, or BTU, compares favorably with heating oil and natural gas but is much less costly than electricity. Although there are commercial and industrial applications for propane, which include forklift motors, agriculture and heat-treating, the majority of distributor propane sales are in support of residential heating. Because the supplier typically owns most of the storage tanks which are used for propane home heating, good service and the inconvenience of changing tanks normally results in minimal account turnover. Home heating propane also typically is resistant to economic downturns but is influenced by seasonal temperature variation or

“degree days.” With new construction resulting in larger houses, there has been a corresponding increase in demand. From area to area, there can be a significant variation in demand, which is not only dependent on housing growth but also the availability of alternate sources of energy.

Industry Consolidation
      The packaged gases industry is fragmented but has been undergoing consolidation. We believe that there are many reasons for this trend, including the following:

•	Changes in technology are providing opportunities for more efficient and effective pricing, order entry, inventory and distribution management. Larger distributors are more likely to have the capital and human resources to take advantage of these opportunities, thereby creating greater margin, cost and service reliability advantages.

•	Larger customers are demanding additional services from their suppliers in such areas as automated order entry, automated restocking and applications technology support. These services require an investment in technology and equipment that many smaller distributors are incapable or unwilling to make.

•	The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires expertise and expense, which is difficult for smaller distributors to access, maintain and afford. Several major gas producers no longer provide full service support to distributors.
      We believe that this consolidation trend will continue, providing opportunities for those distributors that have the financial and human resources to acquire and effectively assimilate acquisitions into their base business. We believe that distributors who fail to participate successfully in this consolidation trend and, thereby, achieve a strong or leading position in their market areas may be at a disadvantage in the long term.
      In recent years, the propane industry has also been undergoing consolidation for many of the same reasons as the packaged gas industry. We have been taking advantage of this consolidation trend through selective acquisitions. Except for several large companies, the propane distribution industry is also highly fragmented. Industry sources indicate there are approximately 8,000 independent marketers of propane operating 13,500 local distribution centers nationwide. We believe that the 25 largest propane distributors, of which we are one, have a 50% share of the approximately nine billion gallon annual market.
Growth Strategy
      We intend to capitalize on the trend toward consolidation in both the packaged gases and propane industries. Our improved financial position and operating efficiency, achieved through the earnings and operations improvement plan we implemented two years ago, position us to resume the acquisition strategy that has, throughout our history, been our primary growth vehicle. The key elements of our growth strategy include the following:

•	Grow through acquisitions. Prior to fiscal 2003, acquisitions were the principal means of our growth. From 1997, the year of our initial public offering, through 2002, we completed over 30 acquisitions and grew from approximately $74 million in annual revenue to approximately $141 million in annual revenue. We believe our size and geographic reach, along with the fragmented competition in both the packaged gas and propane markets, position us well for continued growth. To implement this strategy we:

•	Focus on “tuck-in” acquisitions. We focus our acquisition efforts on small packaged gas and propane distributors that operate in, or adjacent to, the geographic markets we serve. We believe that the numerous remaining small distributors of both packaged gas and propane in these markets present significant opportunities for additional acquisitions.

As part of this strategy, we completed during the fourth quarter of fiscal 2005, the acquisition of Plymouth Wayne Welding Supplies, Inc., a distributor of packaged industrial gases with whom we previously entered into a put/call option agreement. Plymouth Wayne, which operates from four locations in Southeastern Michigan adjacent to our current markets, generated annual revenue of approximately $11.9 million in its fiscal year ended August 31, 2004. We acquired all of the common stock of Plymouth Wayne for $7.8 million, including $1.0 million we paid when we signed the put/call agreement in May 1998, and we assumed and refinanced approximately $3.6 million of debt.

•	Pursue selective acquisitions to expand geographic reach. We selectively consider acquisitions of larger, independent, regional packaged gas and non-pipeline propane distributors where such an acquisition would enable us to expand our presence into a new region of the United States and where the acquisition meets our criteria.

Consistent with this strategy, on August 18, 2005, we signed a binding agreement to acquire Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. We expect to acquire all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin Cities Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases in cylinder rental and 47% was from hard goods and welding supplies.

•	Grow operating profits. We believe that the continued implementation of our process improvement strategy affords us the opportunity to increase our profitability by taking the following actions:

•	standardizing our marketing, pricing, staffing and operating practices throughout our network to offer consistent levels of service, gain economies of scale and achieve operating efficiencies; and

•	improving our workforce through technical training and creating an environment emphasizing a high level of customer service.

•	Enhance internal revenue growth. We believe that we can supplement our growth through acquisitions by selling a broader range of products to existing customers, by expanding our sales of small bulk gases to new and existing customers and by taking advantage of our size and geographic reach to gain market share with some multi-location accounts through better coordination of our marketing and distribution system.
Products
      The gases that we package and distribute include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide, specialty gases and propane. Specialty gases include rare gases, high-purity gases and blended, multi-component gas mixtures. In connection with the distribution of gases, we sell welding equipment and supplies, including welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.
      While primarily a packager and distributor of gases, we also manufacture a portion of our acetylene requirements at our facilities in West Mifflin, Pennsylvania and Eddystone, Pennsylvania. Acetylene is produced through a combination of calcium carbide and water at relatively high temperatures. The reaction of these elements also produces lime as a by-product, which is sold in bulk to customers for a variety of applications. In fiscal 2005, acetylene accounted for approximately 3% of net sales.
      We sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather, with consumption as a heating fuel peaking sharply in winter months.

      The following table sets forth the percentage of our net sales for the fiscal years ended June 30, 2003, 2004 and 2005 for each of the following products and services:

	Year Ended June 30,

	2003	2004	2005

Packaged industrial, medical and specialty gases
Gases and rental	39.2%	38.6%	36.6%
Welding equipment and supplies	36.3	35.0	36.4

Total	75.5	73.6	73.0

Propane	24.5	26.4	27.0

	100.0%	100.0%	100.0%

Customers
      We currently have more than 168,000 customers, none of which accounted for more than 1.0% of net sales in fiscal 2005. We serve a number of industries, including the manufacturing, industrial, metal production and fabrication, construction, healthcare, and mining, oil and chemicals, and other industries, as well as the propane needs of our residential customers. The following chart illustrates the percentage of our net sales represented by each of these industries:
      Our customer base also includes smaller distributors in close proximity to our larger facilities, who chose to purchase certain products from us.
      We believe that the packaged gas industry has been characterized by relatively high customer loyalty because of the importance of quality service and personal relationships. We believe this focus on customer service and relationships has made it difficult for new entrants in our geographic markets to acquire our existing customers.
Sales and Marketing
      The distribution of most packaged gases is most economically performed within approximately a 30-mile radius of the product packaging or inventory location due primarily to costs associated with delivery of cylinders. Therefore, the estimated national market of $9 billion consists of hundreds of regional markets. We solicit and maintain business primarily through a direct selling effort using an experienced sales force of approximately 69 account and area managers. Account managers receive ongoing training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, our account managers have more than 10 years of industry experience. Account managers are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, account managers make joint sales calls with our suppliers to address difficult or innovative application requirements. We have been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. We believe that electronic commerce conducted through the internet, or e-commerce, may become an important method in attracting and maintaining some customers in the future. We plan to continue developments in this area.
      In addition to delivering packaged gases to our customers, we also serve “walk-in” customers from our branches, where gases and hard goods may be picked up. Each branch location contains a showroom to allow customers access to equipment and supplies. Branch locations are chosen on the basis of local market distribution logistics. Our advertising efforts are limited as we do not consider advertising to be a significant factor in generating sales.
Competition
      Competition is almost always on a regional market basis and, for packaged gases, is based primarily on customer loyalty, service and, to a lesser extent, price. Customer loyalty can be lessened when businesses are acquired. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. We compete in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, Wisconsin, Florida and Michigan. We believe that we enjoy a strong position in most of the markets that we serve.
      As stated above under “Our Industry,” while we compete with the distribution subsidiaries of the major industrial gas producers, we do not believe that the production of industrial gas provides these producers with a significant competitive advantage. In most cases, the cost for base gases represents a relatively minor component of the total cost in comparison to the packaging, selling and distribution expenses.
Suppliers
      We purchase industrial gases pursuant to supply arrangements having no minimum commitments and open purchase orders with three of the five major gas producers in the United States. One such producer accounted for approximately 34% of our gas purchases in fiscal 2005. If any of these arrangements were terminated, we believe that we would be able to readily secure an alternate source of supply.
      We purchase welding equipment and consumable supplies from a number of vendors. Of these purchases, the top five vendors represented approximately 61% of total purchases in fiscal 2005. Purchases from major vendors are made pursuant to purchase orders that are cancelable by us upon minimal notice. Large volume purchasers, such as Valley, are generally able to participate in vendor discount programs and obtain products at competitive costs. We are able to purchase welding supplies from vendors of our choosing.
      We purchase propane from pipeline sources at various supply points in our market areas from approximately five primary vendors. One such vendor accounted for 56% of total propane purchases in fiscal 2005, generally on a short-term basis at prevailing market prices. We have historically been able to adjust prices to reflect changes in product cost, which varies with season and availability. We are not dependent upon any single supplier for propane and supplies have historically been readily available. Unlike small residential distributors of propane, we also supply propane to commercial customers who purchase propane throughout the year, and we believe the year-round demand this creates causes us to be less susceptible to allocation during periods of tight supply, which occurs from time to time.
Employees
      At June 30, 2005, we employed 682 people, 43 of which were added as a result of our acquisition of Plymouth Wayne Welding Supplies, Inc., compared to 647 at June 30, 2004. At June 30, 2005, approximately 13% of our employees were covered by collective bargaining agreements. Historically, we have not been adversely affected by strikes or work stoppages. We believe that we have a skilled and motivated work force and that our relationship with employees is good.
      We believe that continuing education is necessary for our employees to achieve and maintain the skills required to be effective in today’s competitive environment. Our process improvement strategy includes ongoing technical training in an environment emphasizing a high level of customer service. We provide a variety of training programs to our employees through modules maintained on the Internet. This provides consistent, low-cost training across the entire organization. Key suppliers also provide employees product training relating primarily to welding and gas application technology at our various locations.
Regulatory Matters
      We are subject to federal and state laws and regulations adopted for the protection of the environment, the health and safety of employees and users of our products and various other matters. Management believes that we are in substantial compliance with all such laws and regulations currently in effect and that the cost of compliance with such laws and regulations has not had a material adverse effect on our results of operations.
Product Liability and Insurance
      The nature of our business may subject us to product liability and other lawsuits. To the extent that we are subject to claims which exceed or are outside of our liability insurance coverage, such suits could have a material adverse effect on our results of operations. See “Risk Factors — Risks Related to Our Business.” See Item 7. We have not suffered any material losses from such lawsuits in the past.
Business Segments
      In early 2004, our management concluded that the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities”, referred to as FIN 46R, which became effective as of March 31, 2004, required us to consolidate into our financial statements the financial position and results of operations of West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co. and Acetylene Products Corp., entities controlled by Gary E. West, our Chairman and principal shareholder. As a result of our most recent acquisition, a new entity, Plymouth Holding LLC, is also part of the consolidated financial statements as of June 30, 2005. We lease buildings and equipment and rent cylinders under operating leases from these variable interest entities. Since we have begun consolidating these entities, we have reported in two business segments: our core business segment and the segment represented by these variable interest entities. Because these are two separate and distinct businesses, and because we do not have any direct interest in the variable interest entities, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company’s respective financial reporting system. All inter-company activity is eliminated in consolidation.
      Valley. Our core business consists of the sale of packaged gases, welding equipment and supplies from 67 locations, as described above. All locations generally sell to the same types of customers, such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. We consider each of the locations to be an operating segment as defined in SFAS No. 131, although none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of revenue (or profits or assets). In addition, these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment and they are therefore aggregated into one reporting segment in accordance with SFAS No. 131.
      Variable Interest Entities. The variable interest entities segment is not a core business or operating segment but is considered a “reportable business segment” as a result of the application of FIN 46R, as described above. It consists of six related entities controlled by our Chairman and his affiliates that lease real estate and equipment to Valley and other third party entities and that are engaged primarily in the purchase, development, sale and/or lease of real estate. Other than our Chairman, none of our current or former directors or executive officers have interests in these entities. Our Chairman, who is currently the beneficial owner of approximately 75% of our common stock, also beneficially owns more than 50% of each of these entities, and we have historically entered into these leases to preserve our capital to support our growth through acquisition strategy. These arrangements are supported by a master lease agreement — as well as certain individual lease agreements, none of which contain a bargain purchase option, fixed renewal option or residual value guarantee. Although these entities are controlled by related parties, we have no equity interest in any of these variable interest entities and the creditors and beneficial interest holders of these entities have no recourse to our general credit. See “Certain Relationships and Related” Transactions and Notes 1 and 14 to our consolidated financial statements for the year ended June 30, 2005.
Segment Information
      Financial information regarding Valley’s segments is contained in the financial statements included in this report.

ITEM 2.	PROPERTIES
      We own approximately 531,000 cylinders, 32,000 bulk propane tanks and 426 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that we expect will extend on average for 50 years or longer.
      We have 67 industrial gas and welding supply distribution locations in 12 states, 31 of which also package and distribute propane. A typical location has two acres of property, 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. Our corporate operations are located in 20,000 square feet of leased space in Wheeling, West Virginia and our executive offices are located in 3,000 square feet of leased space in Washington, Pennsylvania.
      Our facilities are leased on terms that we believe are consistent with commercial rental rates prevailing in the surrounding rental market. All of our major facilities are leased under long-term arrangements. We believe that our facilities are adequate for our current needs and that our properties are generally in good condition, well maintained and suitable for their intended use.

ITEM 3.	LEGAL PROCEEDINGS
      Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. We also have employment claims arising from time to time. In the ordinary course of our business, we are threatened with or are named as a defendant in various lawsuits which, among other items, seek actual and punitive damages, attorneys’ fees, injunctive relief and other remedies for product liability, personal injury, property damage and employment matters. We have also been named in suits alleging injury from exposure to asbestos from welding rods and to fumes from manganese welding rods. To date, we have not suffered any material loss as a result of any such lawsuit. We maintain liability insurance policies with insurers in such amounts and with such coverage and deductibles as we believe is reasonable and prudent. Some of our insurance policies do not cover punitive damages or provide for the payment of attorneys’ fees in addition to the limits of coverage. There can be no assurance that such insurance will be available or adequate to protect us from material awards of expenses related to such claims or that such levels of insurance will continue to be available in the future at economical prices.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5.	MARKET FOR VALLEY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
      Valley’s common stock is traded on the American Stock Exchange under the symbol “VLG”.
      The range of daily sales prices per share for Valley’s common stock from July 1, 2003 to June 30, 2005 was:

Year Ended June 30, 2005:	High	Low

Fourth quarter	$16.90	$13.36
Third quarter	$17.69	$14.05
Second quarter	$18.99	$9.06
First quarter	$11.45	$9.00

Year Ended June 30, 2004:	High	Low

Fourth quarter	$10.65	$8.81
Third quarter	$10.30	$6.90
Second quarter	$7.01	$5.30
First quarter	$6.09	$4.91
      The reported last sale price of Valley’s common stock on the American Stock Exchange on September 15, 2005 was $16.34.
      On September 15, 2005, there were 72 record holders of Valley’s common stock.
      For the year ended June 30, 2004, Valley authorized a $.09 dividend per share that was paid on October 1, 2004 to shareholders of record as of September 1, 2004. For the year ended June 30, 2005, no dividends have been declared which have not been paid.
      Valley’s credit facility allows for the payment of cash dividends on Valley’s common stock up to the limit established in the credit agreement. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements contained in Item 15.

ITEM 6.	SELECTED FINANCIAL DATA
      We derived the following selected consolidated financial data as of and for each of the five years in the period ended June 30, 2005 from our audited consolidated financial statements. You should read this data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Years Ended June 30,

	2001	2002	2003	2004	2005

	(in thousands except per share data)
Operating Results:
Net sales	$141,342	$144,523	$151,232	$154,456	$167,699
Cost of products sold, excluding depreciation and amortization	67,942	67,906	73,143	71,558	78,345
Operating, distribution and administrative(1)	50,299	56,188	62,368	57,231	56,874
Depreciation and amortization(2)	10,173	7,708	8,900	7,474	7,819
Income from operations	12,988	12,728	6,793	18,418	24,669
Interest expense	6,619	5,947	6,623	5,657	4,306
Provision for income taxes	3,059	2,994	151	4,520	7,443
Net income	3,893	4,220	236	7,680	12,371
Basic earnings per share	$0.42	$0.45	$0.03	$0.82	$1.30
Diluted earnings per share	$0.42	$0.45	$0.03	$0.81	$1.28
Weighted Average Shares:
Basic	9,348	9,348	9,350	9,381	9,525
Diluted	9,368	9,399	9,393	9,444	9,689
Balance Sheet Data:
Working capital	$14,384	$15,410	$10,702	$9,881	$10,858
Total assets	144,976	154,613	149,215	157,335	175,086
Current portion of long-term debt	6,715	6,319	5,916	2,652	3,674
Long-term debt, less current maturities	76,415	74,659	67,642	62,286	60,926
Other non-current liabilities	14,851	22,484	23,057	24,017	27,606
Total stockholders’ equity	33,604	36,634	36,143	46,108	59,862

(1)	Operating, distribution and administrative expenses for the year ended June 30, 2005 include a reduction of $2.1 million in rent expense, partially offset by other expenses of $0.8 million as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley.

Operating, distribution and administrative expenses for the year ended June 30, 2004 include a reduction of $0.8 million in rent expense, partially offset by other expenses of $0.3 million, as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley.

(2)	Effective July 1, 2001, Valley changed its estimate of the useful lives of its delivery vehicles from 3 to 7 years. This change was made to better reflect the estimated periods during which these assets will remain in service.

Effective July 1, 2001, Valley changed its method of accounting for goodwill to comply with SFAS No. 142 whereby it discontinued amortization of goodwill. In fiscal year ended June 30, 2001, goodwill amortization expense of $2.1 million was recorded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read the following discussion and analysis together with the “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those discussed under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview

Operations
      We are a leading distributor of industrial, medical and specialty gases, and related welding equipment and supplies, with distribution facilities in 12 states in the eastern United States. We also have a growing presence in the distribution of propane in our geographic markets.
      We generate revenue through the sale of packaged industrial, medical and specialty gases and the rental and delivery charges for the cylinders and tanks in which they are delivered, as well as through the sale of related welding equipment and supplies. We sell packaged gases to customers for manufacturing, industrial, metal production and fabrication, construction, health care, mining, oil and chemicals and other applications. Sale of our packaged gases is generally not seasonal. We also sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather, with consumption as a heating fuel peaking sharply in winter months. In fiscal 2005, packaged gases and rental, together with related equipment and supplies, accounted for approximately 73% of our net sales, while propane accounted for approximately 27% of our net sales.
      Our cost of products sold includes the direct cost of industrial, medical and specialty gases pursuant to supply arrangements and open purchase orders with three of the five major gas producers in the United States, the purchase of hard goods from a number of vendors and the purchase of propane from one of the three major propane suppliers. Although the cost of the gases we sell is subject to formula pricing and variation based on market prices for such gases, because packaging, delivery and other services constitute a substantial portion of the cost and the value of the packaged gases we provide our customers, we believe that we are not significantly exposed to decreased margins because of those variations.
      Our operating, distribution and administrative expenses primarily are composed of delivery expenses, salaries, benefits, professional fees, transportation equipment operating costs, facility lease expenses and general office expenses. We believe that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses. We also incur depreciation expense related to our fixed assets, including approximately 531,000 cylinders which are depreciated over a period of 12 to 30 years. We also own approximately 200 delivery vehicles that we depreciate over a period of 3 to 7 years.

Acquisitions
      We believe that we have been successful in executing our strategy of growth through acquisitions, having completed over 30 acquisitions since 1997, the year of our initial public offering. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. For many acquisitions, we believe that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded. Some acquisitions have had, and we expect that some future acquisitions could have, a dilutive effect upon our income from operations and income before tax for a period following their consummation. This dilution can occur because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and expected sales growth, occur over time. In most cases, the operating cash flow of an acquired business has been positive in a relatively short period of time after consummation of the acquisition.
      In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 67 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate segments, and because all stores offer similar products and services, we report their results on an aggregate basis. We do maintain records of “same store sales,” which are sales from those stores that have been operated by us for the full two-year comparison period. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.

Variable Interest Entities
      We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co., Acetylene Products Corp. and Plymouth Holding LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary E. West, our Chairman and principal shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we must consolidate in our financial statements, the financial statements of these related entities. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. All of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest. The real property and equipment held by these entities result in our reporting significantly higher balances of buildings and equipment on our balance sheet and, because some of these properties are subject to mortgage loans, higher indebtedness. Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.

Critical Accounting Policies
      The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts we report in our consolidated financial statements and accompanying notes. We describe the significant accounting policies and methods that we use to prepare our consolidated financial statements in Note 3 to the financial statements for the year end June 30, 2005. The most critical accounting matters in which we use estimates include our determination of the net carrying value of our trade receivables, our inventories, our goodwill, our other intangible assets and our employee health care benefit reserves. If our estimates have to be revised, we may be required to adjust the carrying value of these assets and the reserves, affecting our results of operations during the period when the adjustment is recorded, and affecting our net assets and equity. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Trade Receivables
      We estimate the collectability of our trade receivables on a monthly basis. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowances for doubtful accounts as of June 30, 2005 are adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, which would negatively affect our income.

Inventories
      Our inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition, as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.

Goodwill and Other Intangible Assets
      We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider and balance a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice, “USPAP” for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future.

Employee Health Care Benefit Reserves
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

Income Taxes
      We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We estimate and record additional tax expense based on uncertain tax positions taken by us within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.
Results of Operations
      The following table presents information about our results of operations as a percentage of net sales.

	As a Percentage of Net Sales
	Year Ended June 30,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of products sold, excluding depreciation and amortization	48.4	46.3	46.7
Operating, distribution and administrative expenses	41.2	37.0	33.9
Depreciation and amortization	5.9	4.8	4.7

Income from operations	4.5	11.9	14.7
Interest expense	4.3	3.6	2.6
Other income	0.1	0.1	0.3

Earnings before minority interest	0.3	8.4	12.4
Minority interest	—	0.5	0.6

Earnings before taxes	0.3	7.9	11.8
Provision for income taxes	0.1	2.9	4.4

Net earnings	0.2%	5.0%	7.4%

Comparison of Years Ended June 30, 2005 and 2004
      Our net sales increased $13.2 million or 8.6% to $167.7 million for the year ended June 30, 2005, from $154.5 million for the year ended June 30, 2004. Packaged gases and cylinder rental revenue represented 36.5% of net sales for the year ended June 30, 2005 and hard goods represented 36.5% of net sales, with total revenue from our packaged gas business representing 73.0% of net sales. In comparison, packaged gases and cylinder rental revenue represented 38.6% of net sales for the year ended June 30, 2004 and hard goods represented 35.0% of net sales, with total revenue from our packaged gas business representing 73.6% of net sales. Sales of hard goods increased $7.1 million or 13.2% from fiscal 2004 to fiscal 2005, reflecting increased demand from the improved economy, increased prices resulting from increased steel costs and increased sales volume. Propane sales represented 27.0% of net sales in fiscal 2005 compared to 26.4% of net sales in fiscal 2004. Propane sales increased $4.5 million or 11.1% in fiscal 2005 compared to fiscal 2004 due to price increases. Propane gallons sold were down 5.6% in fiscal year 2005 compared to fiscal year 2004, reflecting reduced demand due to conservation resulting from higher prices of all energy sources and warmer temperatures in our markets compared to the prior year period.
      Our cost of products sold increased $6.7 million or 9.4% to $78.3 million for the year ended June 30, 2005, compared to $71.6 million for the year ended June 30, 2004. Cost of products sold as a percentage of net sales was 46.7% and 46.3% for the years ended June 30, 2005 and 2004, respectively. Increased prices in hard goods, packaged gases and cylinder rental resulting from our efforts to standardize our product offerings and pricing were offset by higher propane costs as a percentage of net sales.

      Operating, distribution and administrative expenses decreased $0.3 million or less than 1.0% to $56.9 million in the year ended June 30, 2005, compared to $57.2 million for the year ended June 30, 2004. Consolidation of the variable interest entities resulted in a decrease of $2.1 million in building rent expense. Although personnel costs and equipment rent were also reduced, these reductions were partially offset by increased legal and professional fees, vehicle fuel and repair costs and expense for operating supplies. Operating, distribution and administrative expenses as a percentage of net sales were 33.9% for the year ended June 30, 2005, compared to 37.0% for the year ended June 30, 2004.
      Depreciation expense increased $0.9 million to $6.7 million in the year ended June 30, 2005, from $5.8 million in the year ended June 30, 2004, reflecting depreciation related to the variable interest entities and increased depreciation resulting from increased capital expenditures.
      Amortization of intangibles decreased $0.6 million to $1.1 million in the year ended June 30, 2005, compared to $1.7 million in the year ended June 30, 2004. This decrease was primarily the result of certain intangibles becoming fully amortized during the current year.
      Interest expense decreased $1.3 million or 23.2% to $4.3 million for the year ended June 30, 2005, compared to $5.6 million in the year ended June 30, 2004. This decrease was primarily the result of reduced outstanding debt balances and lower interest rates due to improved financial performance. Interest expense for the year ended June 30, 2005 was partially offset by the inclusion of $0.2 million related to the variable interest entities which were not consolidated in the prior year.
      Other income increased $0.2 million to $0.5 million in the year ended June 30, 2005, compared to $0.3 million in the year ended June 30, 2004, due primarily to income earned by the variable interest entities.
      Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.
      Our effective tax rate increased from 37.0% for the year ended June 30, 2004 compared to 37.6% for the year ended June 30, 2005.
      For the reasons stated above, our net earnings increased $4.7 million or 61.1% to $12.4 million for the year ended June 30, 2005, compared to $7.7 million for the year ended June 30, 2004. Diluted earnings per share were $1.28 for the year ended June 30, 2005, compared to $0.81 for the year ended June 30, 2004.

Comparison of Years Ended June 30, 2004 and 2003
      Our net sales increased $3.2 million, or 2.1%, to $154.5 million in fiscal 2004 from $151.3 million in fiscal 2003. Acquisitions made during the preceding twelve months contributed $0.1 million of the increase in net sales for fiscal 2004, while same-store sales increased $3.1 million or 2.1%. Packaged gases and cylinder rental revenue represented 38.6% of our net sales in fiscal 2004 and hard goods represented 35.0% of net sales, with total revenue from our packaged gas business representing 73.6% of net sales. In comparison, packaged gases and cylinder rental revenue represented 39.2% of our net sales in fiscal 2003 and hard goods represented 36.3% of net sales, with total revenue from our packaged gases business representing 75.5% of net sales. Sales of hard goods decreased $0.8 million in fiscal 2004 from fiscal 2003 on a same-store basis, reflecting the effect of the decline in the economy during the period and our decision to reduce activity with selective low margin accounts. Propane sales represented 26.4% of net sales in fiscal 2004, compared to 24.5% of net sales in fiscal 2003. Propane sales increased $3.7 million on a same-store basis in fiscal 2004 compared to the prior year period, reflecting $3.3 million in price inflation and a $0.4 million increase due to increase in the volume of propane sold.
      Our cost of products sold decreased $1.5 million, or 2.2%, to $71.6 million for fiscal 2004, from $73.1 million for fiscal 2003. Cost of products sold as a percentage of net sales improved from 48.4% during fiscal 2003 to 46.3% during fiscal 2004. The decreased costs reflect the non-recurrence during fiscal 2004 of a $1.4 million charge for disposal of slow-moving hard goods inventory in fiscal 2003, as well as improvements in costs for hard goods that we achieved by standardizing our product offerings.

      Operating, distribution and administrative expenses decreased $5.1 million, or 8.2%, to $57.2 million for fiscal 2004 from $62.4 million for fiscal 2003. Approximately $0.7 million of this decrease is due to a net reduction in expenses resulting from the consolidation under FIN 46R of variable interest entities. The reduced expenses also reflected the results of our cost reduction initiatives. The majority of these expense reductions were in the areas of wages, benefits, legal, professional and other general expenses. These cost savings were partially offset by the cancellation of related party lease obligations of $0.5 million. Lastly, the fiscal 2003 results included charges associated with our cost reduction initiatives totaling $2.6 million for the year. Operating, distribution and administrative expenses as a percentage of net sales were 37% for fiscal 2004, compared to 41.2% for fiscal 2003.
      Depreciation and amortization expense decreased $1.4 million, or 15.7%, to $7.5 million in fiscal 2004, from $8.9 million in fiscal 2003. This decrease was primarily a result of certain intangibles becoming fully amortized, partially offset by $0.1 million of increased depreciation expense related to the variable interest entities.
      Interest expense decreased $1.0 million, or 15.2%, to $5.6 million in fiscal 2004, from $6.6 million in fiscal 2003, reflecting primarily the effect of reduced outstanding debt balances and lower interest rates due to improved financial performance. Included in interest expense was a decrease of $189,630 and $4,711 for the years ended June 30, 2004 and 2003, respectively, to record changes in the fair market value of our interest rate swap agreements under SFAS No. 133. Interest expense also included $0.1 million related to the variable interest entities since the March 31, 2004 consolidation.
      Other income increased $0.4 million in fiscal 2004 compared to fiscal 2003 due to income earned by the variable interest entities. This income is not derived from any properties that we own.
      Minority interest earnings reflect the elimination of net pre-tax income earned during the quarter by the variable interest entities. The amount eliminated is primarily the reduction in rent expense and other income noted above, partially offset by expenses incurred by the entities.
      Our effective tax rate decreased from 39.0% for fiscal 2003 to 37.0% for fiscal 2004 due to a tax benefit of approximately $0.2 million relating to the donation of inventory to a qualified charitable entity, which resulted in a tax deduction for the fair market value of the inventory.
      For the reasons stated above, our net income increased to $7.7 million for fiscal 2004, compared to $0.2 million for fiscal 2003. Diluted earnings per share were $0.81 for fiscal 2004, compared to $0.03 for fiscal 2003.
Quarterly Operating Results
      The following table presents summary information about our sales, income from operations, net earnings and earnings per share on a quarterly basis for each of the last two fiscal years:

	Fiscal 2004				Fiscal 2005
	Quarter Ended				Quarter Ended

	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30

	(Unaudited)
	(thousands except per share data)
Net sales	$32,435	$39,120	$47,926	$34,975	$36,201	$43,203	$50,488	$37,807
Income from operations	2,409	4,815	7,556	3,638	3,711	6,927	10,080	3,951
Net earnings	614	2,087	3,766	1,213	1,563	3,493	5,540	1,775
Basic earnings per share	0.07	0.22	0.40	0.13	0.16	0.37	0.58	0.19
Diluted earnings per share	0.07	0.22	0.40	0.12	0.16	0.37	0.57	0.18
      As illustrated in the table above, we generally have experienced higher sales activity during our second and third quarters as a result of seasonal sales of propane, with corresponding lower sales for the first and fourth quarters. Superimposed on this seasonal fluctuation in sales is a favorable year to year trend in both net sales and earnings. The following table sets forth, for the periods indicated, our quarterly sales as a percentage of the respective fiscal year’s sales. Results for any one or more periods are not necessarily indicative of continuing trends.

	Year Ended June 30,

	2003	2004	2005

First quarter	22.1%	21.1%	21.6%
Second quarter	25.6%	25.3%	25.8%
Third quarter	30.3%	31.0%	30.1%
Fourth quarter	22.0%	22.6%	22.5%

	100.0%	100.0%	100.0%

      As illustrated, income from operations and net earnings typically are higher for the second and third quarters than for the first and fourth quarters of the fiscal year. The timing of acquisitions may also have an appreciable effect on quarter to quarter earnings.
Liquidity and Capital Resources
      Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
      At June 30, 2005, we had working capital of approximately $10.9 million, compared to $9.9 million as of June 30, 2004, reflecting primarily an increase in accounts receivable and available cash partially offset by accounts payable. Funds provided by operations for the year ended June 30, 2005 were approximately $24.0 million, compared to $20.5 million for the year ended June 30, 2004. This increase of $3.5 million is attributable to the $4.7 million increase in net income offset by changes in other operating assets and liabilities. Funds used for investing activities were approximately $15.5 million for the year ended June 30, 2005, consisting of capital spending and the purchase of Plymouth Wayne Welding Supplies, Inc., compared to $7.1 million for the year ended June 30, 2004. We anticipate capital expenditures of approximately $8.5 million for fiscal year June 30, 2006. Funds used for financing activities for the year ended June 30, 2005 were approximately $7.7 million as net borrowings of $59.6 million were more than offset by debt repayment of $65.6 million and the repayment of prior year bank overdraft of $0.7 million. In addition, dividend payments of $0.9 million and a distribution by the variable interest entities of $0.9 million were partially offset by funds received through the exercise of stock options totaling $0.8 million. Our cash balance increased $0.8 million during the year ended June 30, 2005 to $1.3 million.
      At June 30, 2004, we had working capital of approximately $9.9 million, compared to $10.7 million as of June 30, 2003, reflecting primarily the reduction in inventory of $0.6 million and the reduction of accounts receivable of $0.3. Funds provided by operations for the year ended June 30, 2004 were approximately $20.5 million, compared to $16.5 million for the year ended June 30, 2003. This increase of $4.0 million is primarily attributable to the $7.4 million increase of net income, receipt of an income tax refund of $1.2 million, the non-recurrence of inventory write offs of $1.2 million and reduction in inventory of $3.8 million. Funds used in investing activities were approximately $7.1 million for the year ended June 30, 2004, consisting primarily of capital spending, compared to $7.3 million for the year ended June 30, 2003. Funds used in financing activities for the year ended June 30, 2004 were approximately $14.7 million from net payments of debt, compared to $8.6 million for the year ended June 30, 2003. Our cash balance decreased $1.2 million during the year ended June 30, 2004 to $0.5 million.

      At June 30, 2005, we had the following contractual obligations:

	Payments Due By Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In Thousands)
Long-Term Debt	$64,640	$3,671	$2,312	$55,637	$3,020
Estimated Interest Payments	14,585	2,991	6,000	5,466	128
Interest Rate Swap Payments	713	713	—	—	—
Interest Rate Swap Receipts	(400)	(400)	—	—	—
Capital Lease Obligation	3	3	—	—	—
Operating Leases, net of intercompany eliminations	9,060	1,436	2,953	3,075	1,596
Purchase Obligations	1,427	1,427	—	—	—

Total Obligations	$90,028	$9,841	$11,265	$64,178	$4,744

      Some of these obligations, including interest rate swaps and debt obligations, are sensitive to changes in interest rates. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate. In January 2005, we entered into swap agreements for notional value of $25 million effective July 2005 and January 2006. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at June 30, 2005 and June 30, 2004 consist primarily of deferred revenue related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
      Our credit facility provides for a $75 million revolving loan, which we may draw down from time to time. The maturity date is April 30, 2009. We may draw down funds as a revolving loan or a swing-line loan or obtain letters of credit. Each draw may, at our discretion be either a Eurodollar loan or a floating rate loan. In the case of Eurodollar loans, interest is calculated as the sum of (i) the quotient of (a) LIBOR, divided by (b) one minus a specific reserve requirement expressed as a decimal, plus (ii) an applicable margin set forth in the pricing schedule to the credit facility. In the case of floating rate loans, interest is calculated as the sum of (i) the higher of (a) the prime rate and (b) the sum of the federal funds effective rate plus 0.5%, plus (ii) the same applicable margin applied to Eurodollar loans. Subject to certain exceptions, we can draw on the credit facility in minimum amounts of $1 million in the case of floating rate loans or $2 million in the case of Eurodollar loans.
      The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.73% as of June 30, 2005. As of June 30, 2005, availability under the revolving loan was approximately $19.9 million, with outstanding borrowings of approximately $53.9 million and outstanding letters of credit of approximately $1.2 million. The credit facility is secured by substantially all of our assets. We expect to use the revolving loan in the future primarily to fund acquisitions. We are not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied.
      The credit facility contains various financial covenants applicable to us, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2005, we were in compliance with these covenants and believe that we will continue to be in compliance through at least the next twelve months. The credit facility permits the payment of cash dividends on our common stock so long as the aggregate amount of cash dividends paid to shareholders who are not parties to the credit facility during any fiscal year and the aggregate purchase price paid by us for any shares of our common stock redeemed in the same fiscal year does not exceed $2 million.

      The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.3 million at June 30, 2005. The carrying value of the land and buildings that secure this debt was approximately $5.4 million at June 30, 2005. This debt carries various interest rates ranging from 3.3% to 6.0% and various maturities from 2005 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by our Chairman.
      We are also obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of June 30, 2005 was $2.4 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under our credit facility.
      The schedule of maturities of our debt for the next five years and thereafter is as follows:

		Variable
Fiscal Year Ending June 30,	Valley	Interest Entities	Company

2006	$1,434,427	$2,240,017	$3,674,444
2007	546,551	777,261	1,323,812
2008	189,580	798,121	987,701
2009	54,002,909	821,606	54,824,515
2010	61,708	751,004	812,712
Thereafter	75,041	2,944,994	3,020,035

Total	$56,310,216	$8,333,003	$64,643,219

      We enter into contractual agreements in the ordinary course of business to hedge our exposure to interest rate risks. Counterparties to these agreements are major financial institutions. We believe that the risk of incurring losses related to credit risk of the counterparty is remote and any losses would be immaterial.
      Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within parameters that we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of June 30, 2005, we had $25.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.7% versus a receive rate of 3.2%.
      We believe that cash generated from operations, borrowing availability under our credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy our requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months.
Inflation
      The impact of inflation on our operating results has been moderate in recent years, reflecting generally low rates of inflation in the economy and our historical ability to pass purchase price increases to our customers in the form of sales price increases. While inflation has not had, and we do not expect that it will have, a material impact upon operating results, there is no assurance that our business will not be affected by inflation or that we will continue to be able to pass price increases to our customers in the future.
New Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard will be effective in our fiscal year beginning July 1, 2006. We do not anticipate any significant charge or expense from the adoption of this standard.

      In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position is not expected to materially affect our financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payments” (SFAS No. 123R), and in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R. SAB 107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value. We will be required to record this expense beginning in the first quarter of fiscal year 2006 and we anticipate increased annual pretax compensation expense of approximately $200,000.
      In December 2004, the FASB issued FSP FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46” to further clarify the accounting for implied variable interest entities. This Staff position had no effect on the Company’s financial statements at June 30, 2005.
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for Valley in fiscal 2007. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
Risk Factors
      An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and the other information contained in this prospectus before purchasing our common stock. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business operations.

We may not be able to identify, consummate and integrate suitable acquisitions or achieve the benefits we expect from acquisitions.
      One of our principal business strategies is to pursue growth through the acquisition of other independent distributors. Because we focus our acquisition efforts on market areas in which we have an existing presence and on bordering market areas, we may not always be able to find suitable acquisition candidates. Even if we are able to identify an attractive acquisition candidate, we may incorrectly judge its value, may not locate and assess all its liabilities and may not be able to negotiate the terms of the acquisition successfully. In addition, we may have difficulty integrating the products, services or technologies of the acquired business into our operations, retaining key employees and retaining customers of the acquired company. Although we believe that we have more carefully controlled customer attrition in our recent acquisitions, loss of customers has had significant adverse consequences in some of our acquisitions and could occur in the future. These difficulties could disrupt our ongoing business, strain our resources, distract our workforce and divert our management’s attention from our day-to-day operations. Acquisitions may also result in lower than expected sales and net income, higher than expected costs and liabilities or a need to allocate resources to manage unexpected operating difficulties.

We may need additional capital to finance our acquisitions, which may limit our ability to successfully grow through acquisitions or require us to accept unfavorable financing terms in connection with a potential acquisition.
      Our acquisitions have historically been debt financed, and we expect that future acquisitions will be financed primarily with internally-generated funds supplemented with borrowings under our revolving credit facility and seller financing as necessary. We may not be able to obtain financing when needed or on terms favorable to us. This may limit our ability to execute our growth strategy successfully or require us to accept unfavorable financing terms. We do not currently use shares of our common stock or other securities as consideration for acquisitions, but we may do so in the future and may issue common stock to raise cash that is used in acquisitions. If we decide to acquire businesses through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current shareholders and purchasers in this offering.

An impairment of goodwill or other intangible assets could have a material adverse effect on our results of operations.
      Acquisitions frequently result in the recording of goodwill and other intangible assets. At March 31, 2005, goodwill represented approximately 25% of our total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value-based approach. In testing the impairment of goodwill, we consider and balance a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice, or USPAP, for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future.

If we are unable to effectively manage our growth, our financial and managerial resources may be stressed and our business may be harmed.
      Any future growth will require us to continue to implement and improve operational, financial and management information and control systems and human resources on a timely basis and to maintain effective cost controls. In addition, we have made staff reductions as part of our profit improvement plan. As we grow, implement controls and procedures under the Sarbanes-Oxley Act of 2002 and handle other extraordinary corporate events, our human resources may be strained. For example, we could experience difficulties that could delay or prevent us from upgrading our technology and network infrastructure, which could impede the improvement of such systems. We cannot fully assess our ability to manage our growth successfully in the future. If we are unable to manage our growth effectively, our financial and managerial resources may become overextended and our financial condition and operating results, including our profitability, could be significantly harmed.

We might not be able to achieve continued improvements in, or avoid deterioration in, our operating results through our process improvement plan.
      Although we achieved improved operating results in fiscal 2004 and in fiscal 2005 that we have attributed to our process improvement plan, many facets of that plan have already been implemented and we cannot predict whether these measures will generate any further benefits. Further, we cannot be certain that the cost savings measures we have implemented, including staff reductions and location consolidation, will not have a longer-term negative impact on our customer relationships or our ability to manage our business.

We face competition in our industry and may have difficulty expanding and maintaining our customer base.
      Our profitability may be affected by competition, which is based primarily on service, customer loyalty and, to a lesser extent, price. There are several competitors in each of the markets in which we operate, some of which are able to compete with us for larger customers by providing services over a larger geography. Many customers tend to develop long-term relationships with their distributor and it may, therefore, be difficult for us to gain new customers, other than through the acquisition of other distribution businesses. If we are unable to increase or maintain our customer base, our revenues may decline and our profitability may be negatively impacted. In addition, our competitors may seek to maintain or increase their market share by reducing prices. If we reduce the price of our products in response to competition in our industry, our revenues, income and cash flows may be adversely impacted and we may not be able to maintain our current profitability levels, to continue the level of capital expenditure necessary to support our business or to meet our obligations under our debt instruments.

Failure to retain our key employees or attract and retain qualified technical personnel could harm our competitive position.
      Our businesses are managed by a small number of management and operating personnel, the loss of certain of whom could have a material adverse effect on our operations. We believe that our ability to manage our planned growth successfully will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. With the exception of our Chairman, our executive officers have changed since our initial public offering in 1997. Further changes could cause business disruption. We maintain non-compete agreements with some of our key sales management personnel, particularly those personnel at acquired locations, and have employment agreements with our President and our Chief Operating Officer that contain covenants against competition. We do not, however, have these agreements with all key personnel. In our industry, identifying, hiring and retaining new, highly skilled technical and managerial personnel is both a competitive and costly process. If we fail to retain our key employees, the expansion of our business could be inhibited, harming our competitive position, and our income and resources may decline and cause your investment in us to lose value.

Increased energy and other costs could reduce our profitability.
      Energy costs, which are to a large extent subject to factors beyond our control, impact our business in several respects. Because the production of industrial gases requires significant amounts of electrical energy, industrial gas prices have historically increased as the cost of electric energy has increased. Shortages of energy may cause energy prices to continue to rise and, as a result, increase the cost of industrial gases. Historically, we have not entered into hedging agreements to protect us from increases in energy costs. In addition, a portion of our distribution costs consists of diesel fuel costs, which have recently increased to record levels. Furthermore, the price of propane is influenced significantly by the cost of crude oil, largely because propane competes with crude oil-based fuels. As the price of propane continues to reflect the rising price of crude oil, our sales of propane may decrease and adversely affect our financial results. Although we have historically been able to pass most of the increases in the above-referenced costs to our customers, we may not be able to continue to do so in the future. Increases in energy costs and other costs that we are unable to pass on to our customers could significantly reduce our profitability.

General economic and business factors that are largely out of our control may adversely affect our results of operations.
      Our business is dependent upon a number of factors that may adversely affect our results of operations, many of which are beyond our control. Recessionary economic cycles and downturns in customers’ business cycles, particularly in regions and industries in which our customers operate can adversely affect our business. In addition, economic conditions may adversely affect our customers, many of whom are in businesses that are cyclical in nature. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We are also affected by increases in insurance and transportation costs and interest rates. In addition, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could impair our operating efficiency and productivity or result in increased costs for us due to security measures.

Because the distribution and sale of propane is weather-related, changes in the weather could adversely affect our revenues.
      Much of the distribution and sale of propane is seasonal in nature and sensitive to variations in weather, with consumption as a heating fuel peaking sharply in winter months. Sales of propane may be negatively impacted during periods of warm weather, and sustained periods of weather conditions inconsistent with normal weather patterns can create volatility in our earnings. Significantly warmer weather could decrease the demand for propane and have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by increases in health care costs.
      We provide health care benefits to our employees under self-funded programs through which a third-party administrator settles and pays claims by our employees that we fund and for which we accrue costs. We established a reserve for these costs based on our estimate of the level of outstanding claims, including claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. These estimates are inherently uncertain and may not accurately reflect the actual level of outstanding claims and the resulting costs. Because our employee health care benefit program is self-funded and we assume the risk of health care costs of our employees up to a limit on every individual claim, we may be adversely affected by the rising costs of health care, an increase in the number of such claims or an increase in the value of individual claims.

The unionization of part of our workforce may adversely affect our operating results.
      Approximately 13% of our employees are currently covered by collective bargaining agreements. We are required to negotiate the wages, salaries, benefits and other terms with these employees collectively. Our results of operations could be adversely affected by labor negotiations and/or labor disputes in the future, particularly if a greater portion of our workforce joins a union.

We are dependent upon relatively few suppliers and if one or more of these suppliers discontinued sales to us, our operations might be temporarily interrupted.
      There are several competing suppliers of most of the products that we purchase, although for business reasons we have concentrated our purchases with only a few suppliers. We purchase industrial gases pursuant to supply arrangements and open purchase orders with three of the five major gas producers in the United States. The largest such producer accounted for approximately 45% of our gas purchases in fiscal 2004. We purchase welding equipment and consumable supplies from a number of vendors, of which the top five vendors represented approximately 64% of our total purchases in fiscal 2004. We purchased 65% of our propane from a single supplier in fiscal 2004. Although we believe that supplies have historically been readily available, if one or more of these suppliers were to unexpectedly discontinue sales of a product to us, we would have to secure alternate sources of supply, and we could experience decreases in our profit margins if our arrangements with such alternate sources of supply were less favorable than those with our current suppliers and a decrease in our revenue if we were unable to obtain a sufficient supply of product.

Our inability to comply with certain financial covenants in our revolving credit facility could have an adverse effect on our business and the price of our common stock.
      Our credit facility provides for revolving borrowings of up to $75 million maturing on April 30, 2009. The facility is secured by substantially all of our assets and contains various financial covenants applicable to us, including covenants requiring minimum fixed charge coverage and maximum funded debt to earnings before income taxes, depreciation and amortization, or EBITDA. Although we are currently in compliance with these covenants, a failure to comply would constitute a default under the credit facility. A default, if not waived by our lenders, could cause our outstanding indebtedness under the credit facility becoming immediately due and payable, and could also cause cross-defaults under other agreements that results in the indebtedness under those agreements to become immediately due and payable as well. If we were required to obtain waivers of a default or defaults, we could incur significant fees and transaction costs. If waivers of defaults are not obtained, we might have difficulty borrowing sufficient additional funds to repay the debt. Even if new financing is made available to us, it may not be available on acceptable terms.

Our business is subject to product liability claims, any of which could have a material adverse effect on our business.
      Propane is, and many of the other industrial gases we sell are, extremely flammable, explosive products. Serious personal injury, property damage or loss of life can result from improper transportation, storage, production or use of these products. Further, the industrial products we sell often contain or produce toxic substances that may cause injury or damage if improperly formulated or used. For example, some of our competitors have been found liable for alleged injuries and diseases from exposure to asbestos in welding rods and we have been named in suits alleging damages for exposure to both asbestos and manganese fumes from welding rods. Our business entails an inherent risk of liability in the event of product failure or damages resulting from the use of our products and we, therefore, maintain product liability insurance against any such claims in amounts we believe to be adequate. Although we have never been subject to significant liability for product-related issues and believe our liability as a product distributor may be more limited than the liability of manufacturers of such products, we cannot assure you that we will not be subject to a significant claim in the future, that we will be able to successfully defend claims, or that if we were to be found liable on a claim, it would not exceed the limits of our insurance coverage. Furthermore, we can not be certain that we will be able to continue to obtain liability insurance on acceptable terms.

We have been subject to litigation on other matters that could, if resolved unfavorably, adversely impact our operating results.
      We have, from time to time, been the subject of suits alleging violations of employment law, vehicular damage, injury and various other actions. These suits often seek punitive damages, attorneys’ fees, injunctive relief and other remedies, and there is management and employee time taken to handle these claims. Some of our insurance policies do not cover punitive damages or provide for the payment of attorneys’ fees in addition to the limits of coverage. There are, for example, currently several actions pending against us alleging damages in connection with employment or termination of employment. There is no assurance that insurance will be available or adequate to protect us from claims. An unfavorable result in these actions could adversely impact our operations during the period decided.

There are transactions with related parties that may result in conflicts of interest.
      We have entered into a number of transactions with related parties, including variable interest entities in which certain of our directors and executive officers have interests. For example, we lease 32 buildings from West Rentals, Inc., of which 30 are leased pursuant to a Master Lease Agreement that terminates in April 2011 and two are leased pursuant to pass-through subleases. Mr. West is the sole shareholder of West Rentals. We have also entered into other transactions with related parties. These related party transactions could cause conflicts of interest between us and the other parties to the transaction, which could lead to less favorable results than if the transactions had been with unrelated parties. For more information on these related party transactions, see “Certain Transactions With the Selling Shareholder or Companies Controlled by Him.”

Our financial statements reflect assets, liabilities and results of several entities controlled by our Chairman and in which we have no economic interest.
      We have been required under recently adopted accounting principles to consolidate in our financial statements the financial results and position of several entities controlled by Gary E. West, Chairman of our Board of Directors and our largest shareholder. Although we do not have any equity interest in these entities, this consolidation causes us to report:

•	less operating, distribution and administrative expense because the rent expense we pay to these entities is reduced in consolidation;

•	more interest and depreciation expense because the properties these entities hold are financed and generate considerable depreciation;

•	more other income because we report the rental income that these entities generate;

•	higher balances of buildings and equipment representing the principal asset of these entities; and

•	higher indebtedness because of the outstanding mortgage loans on those properties.
Our financial ratios and our ability to comply with the financial covenants contained in credit and other agreements could be adversely affected by the inclusion of the results of operations of these entities and the asset and liability balances they hold, our financial results could be more volatile and difficult to understand and some forms of financing (such as asset-backed securitization) may become less available or more costly to us because of this consolidation.

We are subject to a right of first refusal agreement which may delay or restrict future equity financings and transactions.
      In connection with one of our acquisitions we entered into a right of first refusal agreement with our largest shareholder Gary E. West, several of Mr. West’s affiliated persons and entities, and Praxair, Inc. The right of first refusal agreement, which is effective through September 29, 2006, provides Praxair the right:

•	to match any third party offer to purchase all or a material part of our assets;

•	to match any offer to purchase shares from Mr. West and his affiliates that would cause their ownership of our common stock to drop below 51% on a fully-diluted basis; and

•	to purchase all of the shares held by Mr. West and his affiliates if Mr. West proposes to dispose of his shares in a transaction prior to the expiration of the agreement that would result in his controlling less than 51% of our shares, or if we issue additional shares that would cause his ownership to drop below that percentage.

Provisions of our charter documents and Pennsylvania law could restrict certain actions that you may consider favorable and could deprive you of opportunities to sell your shares of our common stock at prices higher than prevailing market prices.
      Our Articles of Incorporation give our Board of Directors the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The Pennsylvania Business Corporation Law authorizes our directors, in discharging their fiduciary duties, to consider the interests of a number of different constituencies, such as employees, suppliers, customers, creditors, shareholders and the communities in which our offices or other establishments are located, and does not require our directors to consider or favor the interests of our shareholders to a greater degree than those of other constituencies.
      Furthermore, certain provisions of our Articles, our Bylaws and the Pennsylvania Business Corporation Law (including provisions allowing the removal of a director by shareholders only for cause, providing for the Board of Directors to be divided into three classes to serve for staggered three-year terms and setting forth a heightened quorum for certain actions by shareholders) could limit the price that certain investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control that our shareholders may consider favorable or beneficial. These provisions may also reduce the likelihood of our acquisition at a premium price by another person or entity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2007. The process of strengthening our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that the measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, would reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the American Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

				(In Thousands)
Liabilities
Long-term debt — Valley
Fixed rate	$1,434	$547	$190	$134	$62	$75	$2,442	$2,218
Average interest rate	4.82%	7.33%	6.28%	4.65%	4.78%	4.90%
Variable rate	—	—	—	$53,868	—	—	$53,868	$53,868
Average interest rate	—	—	—	4.73%	—	—
Long-term debt — Variable interest
Entities mortgage debt
Fixed rate	$2,240	$777	$798	$821	$751	$2,945	$8,333	$7,053
Average interest rate	3.92%	5.35%	4.40%	4.43%	4.46%	4.33%
Interest rate swaps
Variable to fixed	$25,000	—	—	$25,000	—	—		$(197)
Average pay rate	5.70%	—	—	6.50%	—	—
Average receive rate	3.20%	—	—	2.40%	—	—
Commitments
Operating leases	$3,865	$3,961	$4,034	$4,135	$4,238	$4,344	$24,577
Intercompany elimination	(2,429)	(2,490)	(2,552)	(2,616)	(2,681)	(2,748)	(15,516)

Company total	$1,436	$1,471	$1,482	$1,519	$1,557	$1,596	$9,061

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements of Valley and the Report of Independent Registered Public Accounting Firm listed in the accompanying Index to Consolidated Financial Statements are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.
Changes In Internal Control Over Financial Reporting
      During the fiscal quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	MANAGEMENT
      Our directors and executive officers are listed below:

		Years
		Experience
Name	Age	In Industry	Position

Gary E. West	68	35	Chairman of the Board of Directors
William A. Indelicato	66	36	Vice Chairman of the Board of Directors and Chief Executive Officer
James P. Hart	51	9	President, Chief Financial Officer and Director
Gerald W. Zehala	59	28	Executive Vice President and Chief Operating Officer
August E. Maier	76	12	Director
Ben Exley, IV	58	9	Director
F. Walter Riebenack	66	6	Director
Robert P. Hespe	56	14	Director
Background and Experience of Directors and Executive Officers
      GARY E. WEST, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. West has served as Chairman of our Board of Directors since 1984. From 1970, when he purchased Valley, to March 1995, Mr. West served as President of Valley. Mr. West has also served as President of West Rentals, Inc. and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. From June 1993 to 2002, he served as a director of WesBanco Wheeling, and since June 1990, he has served as a director of H.E. Neumann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.
      WILLIAM A. INDELICATO, VICE CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER. Mr. Indelicato was elected a director of Valley in January 1997 and was appointed as our Vice Chairman and Acting Chief Executive Officer in February 2002. Mr. Indelicato served as Acting Chief Executive Officer from February 2002 to October 2002 and was appointed Chief Executive Officer in June 2003. Mr. Indelicato has been President of ADE Vantage, Inc., a business consulting firm, which provides certain services to us, since July 1992. From 1988 to 1991, Mr. Indelicato served as General Business Director of Union Carbide Industrial Gases Inc. Mr. Indelicato has also been an associate professor of strategic management at Pace University in New York. Mr. Indelicato received his Bachelor of Science degree in Electrical Engineering from the University of Notre Dame and his Masters in Business Administration degree from Pace University.
      JAMES P. HART, PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Hart was elected a director of Valley in January 1997. Mr. Hart was appointed as President of Valley in June 2003 and as Chief Financial Officer in February 2005. From June 2004 to February 2005, he served as Acting Chief Financial Officer of Valley. He served as Vice President and Chief Financial Officer of Industrial Scientific Corporation (ISC), a manufacturer of portable instruments used for detecting and monitoring a variety of gases, from August 1994 through September 2002. From March 1984 to August 1994, Mr. Hart was Treasurer and Controller of ISC. Mr. Hart holds a Bachelor of Science degree in Accounting from the University of Scranton.
      GERALD W. ZEHALA, EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Zehala has served as our Chief Operating Officer since June 2003. From 2001 to 2003, he managed our Florida operations. During the five preceding years, Mr. Zehala served as our Vice President of Acquisitions and Assimilations. Mr. Zehala has also served in various other management positions during his

29 years in the industry. Before joining Valley in 1991, Mr. Zehala spent fifteen years with the Harvey Company and the Linde Division of Union Carbide.
      AUGUST E. MAIER, DIRECTOR. Mr. Maier was elected a Director of Valley in January 1997 and served as our Acting President from February 2002 to October 2002. In September 1997, Mr. Maier became an employee of Valley and served as Corporate Director of Field Operations until his retirement in July 1999. He served as Chief Executive Officer of Houston Fearless 76, a manufacturer of digital imaging and film processing equipment, from May 1995 to August 1997. From October 1987 to May 1995, Mr. Maier was Chief Executive Officer of Holox, Inc., a large distributor of industrial gases and welding equipment. He currently serves on the board of directors for Allied Insurance Corporation. Mr. Maier received his Bachelor of Science degree in Mechanical Engineering from the Indiana Institute of Technology and his Masters in Business Administration degree from the Harvard Business School.
      BEN EXLEY, IV, DIRECTOR. Mr. Exley was elected a Director of Valley in January 1997. He served as a Marketing Specialist for the Ohio Valley Industrial and Business Development Corporation from April 1998 to May 2000 and served as Interim Executive Director during 1999. He served as the President of Ohio Valley Clarksburg, Inc. from 1987 through 1997 and Bailey Drug Company from 1993 through 1997, both of which were pharmaceutical distributors and wholly-owned subsidiaries of Cardinal Health Inc. Mr. Exley has also served on the board of directors of several companies, including BankOne West Virginia N.A. from 1994 through 2000, BankOne Wheeling-Steubenville N.A. from 1991 through 2000 and Stone & Thomas, a chain of clothing department stores, from 1991 through 1997. Mr. Exley is a graduate of West Virginia Wesleyan College with a Bachelor of Science degree in Business Administration. He also holds a Masters in Business Administration degree from Northern Illinois University.
      F. WALTER RIEBENACK, DIRECTOR. Mr. Riebenack was elected a Director of Valley in January 1999. He is presently the Managing Member of U.S. Capital Advisors, L.L.C., a management consulting firm. From 1990 until December 2002, Mr. Riebenack served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc., a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. Mr. Riebenack also serves on the Board of Members of Harbor Investments, L.L.C. and Harbor Investments II, L.L.C., two private equity funds. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University in Fort Wayne, Indiana and has also served as an instructor of Business Law, Principles of Insurance and Seminars in Business at the University of St. Francis in Fort Wayne, Indiana.
      ROBERT P. HESPE, DIRECTOR. Mr. Hespe was elected a Director of Valley in August 2005. Mr. Hespe, who retired in 1998, served as Assistant Corporate Controller for Union Carbide Corporation from 1992 to 1998 and was Division Controller for their Specialty Chemicals business from 1990 to 1992. Mr. Hespe also served as Controller for the Packaged Gases Division of Union Carbide from 1977 to 1990, which became part of the Union Carbide spin-off of Praxair in 1992. Mr. Hespe holds a Bachelor of Science degree in Accounting from Rider University.
      The other information called for by Item 401 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held on October 25, 2005, in the sections entitled “Election of Directors” and is incorporated herein by reference.
      The information called for by Item 405 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 25, 2005, in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
      The other information called for by Item 406 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held on October 25, 2005, in the section entitled “Election of Directors” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 25, 2005, in the section titled “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Certain information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 25, 2005, in the section titled “Common Stock Ownership of Directors, Nominees and Officers” and is incorporated herein by reference.
      Following is the equity compensation plan information for Valley as of June 30, 2005:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of	outstanding	for future issuance
	outstanding options,	options, warrants	under equity
Plan category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by security holders	359,460	$8.57	290,540
Equity compensation plans not approved by security holders	—	—	—
Total	359,460	$8.57	290,540

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 25, 2005, in the section titled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 25, 2005, in the section entitled “Principal Accounting Fees and Services” and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
      (a)(1) Financial Statements
      The consolidated financial statements of Valley required by this item are listed in the Index to Consolidated Financial Statements.
      (a)(2) Financial Statements Schedules
      Schedules not filed herewith have been omitted as inapplicable, or not required, or the information is included in Valley’s consolidated financial statements or the notes thereto.
      (a)(3) Exhibits
      The exhibits filed as part of this report are listed in the Index to Exhibits set forth on page E-1.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY NATIONAL GASES INCORPORATED
September 28, 2005

/s/ William A. Indelicato

William A. Indelicato
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. West (Gary E. West)	Chairman of the Board (principal executive officer)	September 28, 2005

/s/ William A. Indelicato (William A. Indelicato)	Vice Chairman, Chief Executive Officer, Director	September 28, 2005

/s/ James P. Hart (James P. Hart)	President, Director, Chief Financial Officer (principal financial and accounting officer)	September 28, 2005

/s/ August E. Maier (August E. Maier)	Director	September 28, 2005

/s/ Ben Exley, IV (Ben Exley, IV)	Director	September 28, 2005

/s/ F. Walter Riebenack (F. Walter Riebenack)	Director	September 28, 2005

/s/ Robert Hespe (Robert Hespe)	Director	September 28, 2005

VALLEY NATIONAL GASES INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors,
Valley National Gases Incorporated:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Valley National Gases Incorporated at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
September 26, 2005

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2005

	2004	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549,002	$1,322,397
Accounts receivable, net of allowance for doubtful accounts of $747,309 and $672,822, respectively	15,043,640	16,956,510
Inventory	9,415,875	9,868,974
Prepaids and other	883,681	1,036,410
Current deferred tax asset	2,346,484	1,774,379
Refundable taxes	1,183,324	1,471,519

Total current assets	29,422,006	32,430,189

PROPERTY, PLANT AND EQUIPMENT:
Land	2,183,176	2,099,915
Buildings and improvements	18,529,827	21,416,658
Equipment	89,084,662	100,332,506
Transportation equipment	18,058,515	19,249,082
Furniture and fixtures	7,961,202	8,756,310

Total property, plant and equipment	135,817,382	151,854,471
Accumulated depreciation	(53,148,410)	(57,737,096)

Net property, plant and equipment	82,668,972	94,117,375

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,796,725 and $7,329,315, respectively	2,711,337	2,607,058
Goodwill	40,997,738	45,482,910
Deposits and other assets	1,534,989	448,429

Total other assets	45,244,064	48,538,397

TOTAL ASSETS	$157,335,042	$175,085,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,651,934	$3,674,444
Bank overdraft.	668,046	—
Accounts payable	8,235,193	8,679,057
Accrued compensation and employee benefits	3,734,967	4,181,792
Interest rate derivatives	1,760,338	196,741
Other current liabilities	2,491,451	4,840,217

Total current liabilities	19,541,929	21,572,251
LONG-TERM DEBT, less current maturities	62,286,040	60,925,763
DEFERRED TAX LIABILITY	21,977,647	26,935,848
OTHER LONG-TERM LIABILITIES	1,681,696	670,615
INTEREST RATE DERIVATIVES	358,105	—

Total liabilities	105,845,417	110,104,477

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,381,500	5,118,999
STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share — Authorized, 5,000,000 shares, none Issued or Outstanding	—	—
Common stock, par value, $.001 per share — Authorized, 30,000,000 shares; Issued, 9,620,084 shares; Outstanding, 9,464,584 shares and 9,574,999 shares, respectively	9,620	9,620
Paid-in-capital	18,905,761	19,160,327
Retained earnings	29,668,686	41,185,428
Accumulated other comprehensive loss	(1,184,309)	(118,806)
Treasury stock at cost, 155,500 and 45,085 shares, respectively	(1,291,633)	(374,084)

Total stockholders’ equity	46,108,125	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,335,042	$175,085,961

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2003, 2004 and 2005

	2003	2004	2005

NET SALES	$151,231,830	$154,455,606	$167,698,695
COSTS AND EXPENSES
Cost of products sold, excluding depreciation and amortization	73,142,617	71,557,747	78,345,074
Operating, distribution and administrative	62,368,366	57,231,034	56,873,856
Depreciation	5,699,115	5,811,143	6,711,035
Amortization of intangibles	3,201,025	1,662,980	1,108,275
Loss (gain) on disposal of assets	28,171	(225,419)	(8,420)

Total costs and expenses	144,439,294	136,037,485	143,029,820

INCOME FROM OPERATIONS	6,792,536	18,418,121	24,668,875
INTEREST EXPENSE	6,623,266	5,657,066	4,305,575
OTHER INCOME:
Interest and dividend income	199,419	225,716	202,690
Other income	18,802	93,250	319,102

Total other income	218,221	318,966	521,792

EARNINGS BEFORE MINORITY INTEREST	387,491	13,080,021	20,885,092
MINORITY INTEREST	—	880,235	1,070,588

NET EARNINGS BEFORE TAXES	387,491	12,199,786	19,814,504
PROVISION FOR INCOME TAXES	151,121	4,519,927	7,443,834

NET EARNINGS	$236,370	$7,679,859	$12,370,670
BASIC EARNINGS PER SHARE	$0.03	$0.82	$1.30
DILUTED EARNINGS PER SHARE	$0.03	$0.81	$1.28
WEIGHTED AVERAGE SHARES:
Basic	9,350,068	9,381,447	9,524,598
Diluted	9,392,885	9,444,086	9,689,267
The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended June 30, 2003, 2004 and 2005

						Accumulated
	Common Stock		Treasury Stock			Other		Total
					Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity	Income

BALANCE, June 30, 2002	9,620,084	$9,620	272,500	$(2,263,428)	$19,269,338	$(2,134,362)	$21,752,457	$36,633,625	$—
Net earnings	—	—	—	—	—	—	236,370	236,370	236,370
Exercise of stock options	—	—	(9,250)	76,867	(47,960)	—	—	28,907	—
Unrealized (losses) on derivatives designated and qualified as cash flow hedges, net of tax benefit of $578,139	—	—	—	—	—	(867,208)	—	(867,208)	(867,208)
Reclassification of unrealized gains on derivatives, net of tax provision of $74,340	—	—	—	—	—	111,511	—	111,511	111,511

BALANCE, June 30, 2003	9,620,084	9,620	263,250	(2,186,561)	19,221,378	(2,890,059)	21,988,827	36,143,205	$(519,327)

Net earnings	—	—	—	—	—	—	7,679,859	7,679,859	$7,679,859
Exercise of stock options	—	—	(107,750)	894,928	(315,617)	—	—	579,311	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $1,080,357	—	—	—	—	—	1,620,535	—	1,620,535	1,620,535
Reclassification of unrealized gains on derivatives, net of tax provision of $56,810	—	—	—	—	—	85,215	—	85,215	85,215

BALANCE, June 30, 2004	9,620,084	9,620	155,500	(1,291,633)	18,905,761	(1,184,309)	29,668,686	46,108,125	$9,385,609

Net earnings	—	—	—	—	—	—	12,370,670	12,370,670	$12,370,670
Dividend paid, per share $0.09	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(110,415)	917,549	(142,575)	—	—	774,974	—
Tax benefit from exercise of stock options	—	—	—	—	397,141	—	—	397,141	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $665,159	—	—	—	—	—	997,739	—	997,739	997,739
Reclassification of unrealized gains on derivatives, net of tax provision of $45,176	—	—	—	—	—	67,764	—	67,764	67,764

BALANCE, June 30, 2005	9,620,084	$9,620	45,085	$(374,084)	$19,160,327	$(118,806)	$41,185,428	$59,862,485	$13,436,173

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2003, 2004 and 2005

	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,370	$7,679,859	$12,370,670
Adjustments to reconcile net income to net cash provided by operating activities —
Amortization of SFAS No. 133 transition amount	111,511	85,215	(145,864)
Depreciation	5,699,115	5,524,489	6,711,035
Amortization	2,418,783	1,662,980	1,108,275
Minority interest	—	880,235	1,070,588
Loss (gain) on disposal of assets	28,171	107,565	(8,420)
Tax benefit from exercise of stock options	—	—	397,141
Provision for allowance on doubtful accounts	1,364,672	640,554	377,444
Disposition of doubtful accounts	(1,234,724)	(708,091)	(451,931)
Disposition of inventory	1,387,654	143,421	—
Write-off of non-compete agreements	782,242	—	—
Deferred taxes	2,146,296	1,911,411	2,065,415
Changes in operating assets and liabilities —
Accounts receivable	598,095	554,008	(515,417)
Inventory	4,258,375	454,413	515,222
Prepaids and other	682,993	165,241	(152,729)
Refundable taxes	(1,112,378)	404,357	(288,195)
Deposits and other assets	(465,180)	1,871,790	86,459
Accounts payable	(360,623)	1,244,408	(607,812)
Accrued compensation and employee benefits	449,793	193,473	259,599
Other current liabilities	676,379	(273,559)	2,211,714
Other long-term liabilities	(1,152,887)	(1,998,303)	(1,011,081)

Net cash provided by operating activities	16,514,657	20,543,466	23,992,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	228,770	51,229	1,163,011
Cash from consolidation of variable interest entities	—	443,303	249,368
Purchases of property and equipment	(6,303,488)	(7,334,486)	(10,206,302)
Business acquisitions, net of cash acquired	(1,273,794)	(272,617)	(6,744,630)

Net cash used by investing activities	(7,348,512)	(7,112,571)	(15,538,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	48,342,520	32,764,775	59,596,676
Principal payments on borrowings	(56,971,527)	(48,676,738)	(65,618,126)
Repayment of bank overdraft	—	668,046	(668,046)
Dividend paid	—	—	(853,928)
Proceeds from exercise of stock options	28,907	579,311	774,974
Variable interest entity distribution	—	—	(911,715)

Net cash provided (used) by financing activities	(8,600,100)	(14,664,606)	(7,680,165)

NET CHANGE IN CASH AND CASH EQUIVALENTS	566,045	(1,233,711)	773,395
CASH AND CASH EQUIVALENTS, beginning of year	1,216,668	1,782,713	549,002

CASH AND CASH EQUIVALENTS, end of year	$1,782,713	$549,002	$1,322,397

See Note 3 for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2005

1.	BASIS OF PRESENTATION:
      The accompanying consolidated financial statements include the accounts of Valley National Gases Incorporated and entities, as of June 30, 2005, required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) effective March 31, 2004. The term “Valley” as used throughout this document is used to indicate Valley National Gases Incorporated. The term “the Company” as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, Valley has two reportable segments: Valley and Variable Interests Entities (See Note 3).

2.	ORGANIZATION:
      Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley’s gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley’s 67 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Valley has been in operation since 1958 and currently operates in 12 states.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.
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
Cash Equivalents
      The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. No collateral or security is provided on these deposits, other than the $100,000 of deposits per financial institution, which is insured by the Federal Deposit Insurance Corporation.
Trade Receivables
      Valley makes estimates of the collectability of its trade receivables. Management has established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on an estimate of the amount of trade receivables that are deemed uncollectible. The allowance for doubtful accounts is determined based on historical experience, economic trends and management’s knowledge of significant accounts.

      The roll-forward of the allowance for doubtful accounts for the years ended June 30 was as follows:

	2003	2004	2005

Beginning of the year	$684,898	$814,846	$747,309
Charges	1,364,672	640,554	302,957
Deductions	(1,234,724)	(708,091)	(377,444)

End of the year	$814,846	$747,309	$672,822

Inventory
      Valley’s inventories are stated at the lower of cost or market cost being determined by the first in, first-out method. Valley writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.
      The components of inventory for the years ended June 30 were as follows:

	2004	2005

Hard goods	$7,530,414	$8,258,169
Gases	2,239,543	2,010,299
Reserves	(354,082)	(399,494)

	$9,415,875	$9,868,974

Property, Plant and Equipment
      Valley’s property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties, while leasehold improvements are amortized over the shorter of their useful life or the term of the lease which is consistent with the lease term used to recognize rent expense, if probable, as follows:

Years

Buildings and improvements	10-25
Cylinders	12-30
Equipment other than cylinders	5-7
Transportation equipment	3-7
Furniture fixtures	3-7
      The cost of maintenance and repairs is charged to operations as incurred. Major renewals and betterments that extend the useful life of the asset are capitalized. The costs of property, plant and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income from operations. See Note 14 for information related to property plant and equipment owned by the Variable Interest Entities.
Goodwill and Other Intangible Assets
      Intangibles consist of non-competition agreements, goodwill, consulting agreements and deferred loan origination costs. Costs pursuant to non-competition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Annually, at June 30, or more frequently if needed, goodwill is evaluated for impairment, with any resulting impairment charge reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location compared to actual and expected future results in evaluating impairment. Consulting agreements are entered into with the owners of various businesses acquired by Valley and require such owners to be available to perform services upon Valley’s request. Consulting costs are amortized over the term of the agreement. Deferred loan origination costs are amortized over the term of the related debt using the straight line method.
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
Employee Health Care Benefits Reserves
      Valley has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. Valley estimates the level of outstanding claims, at any point in time, which amounted to $0.7 million and $0.5 million at June 30, 2004 and 2005, respectively. Included in this estimate are claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. Valley has stop-loss insurance coverage in place to limit the extent of individual claims.
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
      The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co., Acetylene Products Corp. and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate.
      The Valley reportable segment operates 67 retail and distribution locations in 12 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. The Company considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of revenue (or profits or assets). In addition, these segments are so similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment.
Earnings Per Share
      Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share” by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).
Accounting for Stock-Based Compensation
      Valley has a stock-based compensation plan which is described more fully in Note 11. Valley accounts for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee compensation cost is not reflected in net income for any year, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.
      If Valley had elected to recognize compensation cost for these stock options based on the fair value method set forth in SFAS No. 123, “Accounting for Stock Based Compensation,” Valley’s net earnings and earnings per share would have been the pro forma amounts indicated below:

	2003	2004	2005

Net earnings
As reported	$236,370	$7,679,859	$12,370,670
Deduct: Total stock-based employee compensation expense based on the fair value method for all awards, net of related tax effects	66,391	84,879	100,184

Pro forma	$169,979	$7,594,980	$12,270,486

Earnings per share assuming dilution
As reported	$0.03	$0.82	$1.28
Stock option adjustment	0.01	0.01	0.01

Pro forma	$0.02	$0.81	$1.27

Comprehensive Income
      Comprehensive income includes net earnings and unrealized gains and losses on derivatives designated and qualified as cash flow hedges.
Major Customers and Concentrations of Credit Risk:
      Valley markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10.0% of revenues in 2003, 2004 and 2005.
      Valley purchases industrial gas, welding supplies, and bulk gas from a variety of vendors. Two of those vendors in fiscal year 2005 individually supplied purchases greater than 10.0% of total purchases, accounting for 17.6% and 13.4%, respectively. Two vendors in fiscal year 2004 individually supplied purchases greater than 10.0% of total purchases, accounting for 18.7% and 13.2%, respectively. Three vendors in fiscal year 2003 individually supplied purchases greater than 10.0%, accounting for 13.0%, 12.2% and 10.2%, respectively. All vendors that exceeded 10.0% supplied gases to the company.

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
Shipping and Handling Fees and Distribution Costs
      The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $20,987,000, $20,581,000 and $21,449,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility- related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $1,491,000, $1,179,000 and $1,072,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, and is included in depreciation expense.
      Third party freight costs relating to the delivery of products to customers totaled $570,000, $716,000 and $727,000 for the years ended June 30, 2005, 2004 and 2003, respectively, and were classified as operating, distribution and administrative expenses.
      The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expenses which amounted to $15,396,000, 14,916,000 and $14,176,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Disclosures About Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents — The carrying amount approximates fair value due to the short maturity of those instruments.

Long-Term Debt — The fair value of long-term debt bearing interest at floating rates is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.
      The estimated fair values of the Company’s financial instruments as of June 30, 2004 and 2005 are as follows:

	As of June 30, 2004		As of June 30, 2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$549,002	$549,002	$1,322,397	$1,322,397
Debt	$64,937,974	$64,179,693	$64,600,207	$63,139,483
      The fair values and carrying amounts of the Company’s term notes and revolving note are deemed to be approximately equivalent as they bear interest at floating rates, which are based upon current market rates.
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
      In accordance with the provisions of SFAS No. 133, as amended, Valley recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, Valley generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). In determining effectiveness, Valley considers the notional amount, the basis of the interest rate and the fair market value of the derivative in comparison to Valley’s bank financed debt. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. These changes are recorded on a quarterly basis and resulted in a decrease in interest expense of $4,711, $189,630 and $134,863 for fiscal years ended June 30, 2003, 2004 and 2005, respectively. At June 30, 2005 and 2004, Valley had interest rate swap agreements outstanding that effectively convert a notional amount of $25.0 million and $55.0 million, respectively, from floating rates to fixed rates. The agreements outstanding at June 30, 2005 mature at various times between July 2005 and January 2006. Valley would have paid $196,740 and $2,107,444 to settle its interest rate swap agreements at June 30, 2005 and 2004, respectively, which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2005 and 2004. Fair value was estimated based on the mark-to market value of the contracts, which closely approximates the amount Valley could receive or pay to terminate the agreements at year end.
New Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard will be effective in the fiscal years beginning after July 1, 2006. We do not anticipate any significant charge or expense from the adoption of this standard.
      In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position is not expected to materially affect our financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payments” (SFAS No. 123R), and in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R. SAB 107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value. We will be required to record this expense beginning in the first quarter of fiscal year 2006 and we anticipate increased annual pretax compensation expense of approximately $200,000.
      In December 2004, the FASB issued FSP FIN 46R-5, “Implicit Variable Interests under FASB Interpretation No. 46” to further clarify the accounting for implied variable interest entities. This Staff position had no effect on the Company’s financial statements at June 30, 2005.
      In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but likely to occur in our fiscal year 2006. We believe that our current segment reporting complies with EITF No. 04-10 and anticipate no significant changes upon adoption.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for Valley in fiscal 2007. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
Supplemental Cash Flow Information

	For the Year Ended June 30,

	2003	2004	2005

Cash paid for certain items —
Cash payments for interest	$6,565,120	$5,698,788	$4,116,584
Cash payments for income taxes, net of income tax refunds	—	820,966	5,334,512
Non-cash financing and investing activity —
Issuance of seller notes	855,000	—	—
Issuance of non-compete agreements	300,000	—	—
Issuance of consulting agreement	—	150,000	—
Adjustment of seller notes	—	(82,080)	—
Notes payable and capital lease assumed	54,045	—	—
Fixed asset purchases in accounts payable	—	196,169	355,378
Deposits used for business acquisition	—	—	1,000,000
Debt assumed through acquisition	—	—	3,584,675
Debt assumed through the VIE consolidation	—	6,755,078	2,099,008
Net property, plant and equipment assumed through the VIE consolidation	—	11,744,710	1,428,266
Reclassifications
      Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

4.	ACQUISITIONS:
      Valley acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in Valley’s consolidated financial statements since the effective dates of the respective acquisitions. Valley allocates the purchase price based upon the fair value at the date of acquisition in accordance with SFAS No. 141, “Business Combinations”. Any contingencies are recorded when resolved.
      On June 30 2005, Valley completed the acquisition of Plymouth Wayne Welding Supplies, Inc., a distributor of packaged industrial gases with whom the company had previously entered into a put/call option agreement. Plymouth Wayne, which operates from four locations in Southeastern Michigan adjacent to our current markets, generated annual revenue of approximately $11.9 million in its fiscal year ended August 31, 2004. We acquired all of the common stock of Plymouth Wayne for $7.8 million, including $1 million we paid when we signed the put/call agreement in May 1998 and assumed and refinanced approximately $3.6 million of debt.

      The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition ( in thousands):

Cash and cash equivalents	$61
Accounts receivable	1,323
Inventory	968
Fixed assets including cylinders bulk tanks and other equipment	7,324
Customer lists	1,004
Goodwill	4,485
Accounts payable	(696)
Accrued compensation	(187)
Other	(137)
Deferred income taxes	(2,755)
Debt	(3,585)

Net assets acquired	$7,805
      The fixed assets acquired were assigned useful lives consistent with Valley’s previously owned assets while customer lists were assigned a useful life of 20 years and will be amortized on a straight line basis. These asset values are subject to a post-closing adjustment which may occur in the second quarter fiscal 2006 which we do not anticipate to be material.
      The operating results of the Company including the acquisition on a pro-forma basis would not be materially different from the company’s reported historical results.
      On August 18, 2005, Valley signed a binding agreement to acquire Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley expects to acquire all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin Cities Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases in cylinder rental and 47% was from hard goods and welding supplies.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:
      On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. In addition, each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location in evaluating impairment. Valley’s intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2004 and 2005, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

	Gross	Accumulated	Gross	Accumulated	Weighted
	Amount	Amortization	Amount	Amortization	Average
	as of	as of	as of	as of	Amortization
	June 30, 2004	June 30, 2004	June 30, 2005	June 30, 2005	Period (years)

Non-competition Agreements	$10,811,651	$8,528,931	$8,443,480	$7,196,332	9.3
Consulting agreements	357,411	228,244	150,000	70,833	3.0
Customer lists	339,000	39,550	1,342,893	62,150	17.5

Total	$11,508,062	$8,796,725	$9,936,373	$7,329,315

      Amortization expense for the years ended June 30, 2003, 2004 and 2005 totaled $3,201,025, $1,662,980 and 1,108,275, respectively. The fiscal year 2003 amortization expense included the write-off of $782,242 related to noncompete agreements that Valley determined to no longer be of value, based upon a review of each individual’s circumstances and the probability of effect on Valley’s performance. Estimated amortization expense for the next five fiscal years is summarized as follows:

Fiscal Year Ending June 30,

2006	$638,763
2007	$401,263
2008	$360,013
2009	$167,632
2010	$104,261
      The changes in the carrying amount of goodwill for the year ended June 30, 2005 are as follows:

Balance as of June 30, 2004	$40,997,738
Goodwill acquired and final purchase price adjustments	4,485,172

Balance as of June 30, 2005	$45,482,910

      The changes in the carrying amount of goodwill for the year ended June 30, 2004, are as follows:

Balance as of June 30, 2003	$41,209,615
Goodwill acquired and final purchase price adjustments	(211,877)

Balance as of June 30, 2004	$40,997,738

      The decrease in goodwill of $211,877 in fiscal year 2004 relates to settlement of a dispute related to the final purchase price of prior years acquisitions.

6.	LONG-TERM DEBT:
      Long-term debt consists of the following as of June 30:

	2004	2005

Revolving note, interest at LIBOR plus 1.5% and 1.0% as of 2004 and 2005, respectively, payable monthly through April 2009, collateralized by the assets of Valley	$55,400,000	$53,868,241
Individuals and corporations, mortgages and notes, interest at 3.75% to 11.0%, payable at various dates through 2010	2,890,371	2,441,975

	58,290,371	56,310,216
Original issue discount	(58,164)	(43,012)
Current maturities	(1,105,622)	(1,434,427)

Total long-term debt before Variable Interest Entities mortgage debt	57,126,585	54,832,777
Total Variable Interest Entities mortgage debt	6,705,767	8,333,003
Current maturities	(1,546,312)	(2,240,017)

Total Variable Interest Entities long-term debt	5,159,455	6,092,986

Total long-term debt	$62,286,040	$60,925,763

      The prime rate was 4.25% and 6.25% at June 30, 2004 and 2005, respectively. The LIBOR rate was 1.34% and 3.33% at June 30, 2004 and 2005, respectively.

      On June 30, 2003, Valley entered into a third amendment to the second amended and restated credit agreement. This agreement decreased the maximum revolving note borrowings to $68.5 million from the previous maximum of $75.0 million. Certain covenants were also changed. The maturity of the credit agreement at this time remained unchanged.
      On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. Covenant requirements under the new agreement are not significantly different than under the previous agreement.
      The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 4.73% as of June 30, 2005. As of June 30, 2005, availability under the revolving loan was approximately $19.9 million, with outstanding borrowings of approximately $53.9 million and outstanding letters of credit of approximately $1.2 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
      The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2005, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
      The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.3 million at June 30, 2005. The carrying value of the land and buildings that secure this debt was approximately $5.4 million at June 30, 2005. This debt carries various interest rates ranging from 3.3% to 6.0% and various maturities from 2005 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by our Chairman.
      The schedule of maturities by segment for the next five years and thereafter is as follows as of June 30, 2005:

		Variable
Fiscal Year Ending June 30,	Valley	Interest Entities	Company

2006	$1,434,427	$2,240,017	$3,674,444
2007	546,551	777,261	1,323,812
2008	189,580	798,121	987,701
2009	54,002,909	821,606	54,824,515
2010	61,708	751,004	812,712
Thereafter	75,041	2,944,994	3,020,035

Total	$56,310,216	$8,333,003	$64,643,219

7.	PENSION PLANS:
      Valley sponsors a defined contribution pension plan (“401-k”) for employees. All employees are eligible to participate in the 401-k plan after meeting the age and service requirements. Cash contributions to the plan are based on a percentage of employees’ compensation. In fiscal year 2003, Valley changed its contribution to the 401-k plan, eliminating the discretionary profit sharing payment. Under the revised plan, Valley contributed 3% of compensation and matched 50% of voluntary contributions by the participants, up to 4%. Pension expense for this plan was $1,041,352, $1,232,320 and $1,096,615, respectively, in fiscal years ended June 30, 2003, 2004 and 2005.

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

	Year Ended June 30,

	2003	2004	2005

Net earnings available for common stock	$236,370	$7,679,859	$12,370,670

Basic earnings per common share:
Weighted average common shares	9,350,068	9,381,447	9,524,598

Basic earnings per common share	$0.03	$0.82	$1.30

Diluted earnings per common share:
Weighted average common shares	9,350,068	9,381,447	9,524,598
Shares issuable from assumed conversion of common stock equivalents	42,817	62,639	164,669

Weighted average common and common equivalent shares	9,392,885	9,444,086	9,689,267

Diluted earnings per common share	$0.03	$0.81	$1.28

      Options to purchase 481,750, 251,534 and 24,658 shares of common stock were outstanding during fiscal years 2003, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise price was greater than the average market price of the common stock for the respective periods.

9.	LEASE OBLIGATIONS:
      Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years. The Company’s lease expenses charged to operations were $5,181,093, $4,449,228 and $2,462,121, respectively, in fiscal years 2003, 2004 and 2005. Fiscal years 2004 and 2005 are net of the elimination of $875,274 and $2,030,784, respectively, of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at March 31, 2004.
      Certain lease agreements contain rent escalation clauses that are generally based on changes in the consumer price index over the escalation term. These leases are accounted for in accordance with SFAS No. 13, SFAS No. 29 and FTB 88-1. The lease arrangements do not include any step rent provisions, capital improvement funding or significant lease concessions. Leasehold improvements are depreciated over the life of the lease or the useful life of the asset, whichever is shorter, which is consistent with the lease term used to recognize rent expense.
      During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligations for four properties, three of which Valley had discontinued use of. Under these agreements, Valley paid $700,284 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining term of leases and the remaining obligations of $2,270,028. In fiscal 2003, Valley terminated its lease for use of an aircraft by buying out the remainder of the lease for $267,029. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties. No lease buyouts occurred during fiscal year ended June 30, 2005.

      Minimum future rental payments under noncancelable operating leases for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30,	Real Estate	Equipment	SubTotal	Elimination(1)	Final Total

2006	$3,839,379	$26,100	$3,865,479	$2,429,067	$1,436,411
2007	3,935,363	26,100	3,961,463	2,489,794	1,471,669
2008	4,033,747	—	4,033,747	2,552,039	1,481,708
2009	4,134,591	—	4,134,591	2,615,840	1,518,751
2010	4,237,956	—	4,237,956	2,681,236	1,556,720
Thereafter	4,343,905	—	4,343,905	2,748,267	1,595,638

Totals	$24,524,941	$52,200	$24,577,141	$15,516,244	$9,060,897

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at March 31, 2004.

10.	RELATED PARTY TRANSACTIONS:
      Valley leases buildings and equipment and rents cylinders under operating leases from related parties, including the sole shareholder of Valley (prior to Valley’s initial public offering) and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R. (See Note 14.) These lease agreements have various maturity dates through April 2013. These transactions and balances for the year ended June 30 are summarized as follows:

	2003	2004	2005

Transactions —
Lease of buildings and equipment	$2,254,345	$2,774,824	$2,030,784
Rental of aircraft.	338,599	—	—
      Valley has entered into a master lease agreement for a significant portion of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,629,192 with renewal options. The master lease agreement has been accounted for as an operating lease in the accompanying consolidated financial statements. During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligations for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining terms of the leases and the remaining obligations of $1,979,668. In fiscal 2003, Valley terminated its lease for use of an aircraft by buying out the remainder of the lease for $267,029. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties.
      Pursuant to a Consulting Agreement, Valley retained ADE Vantage, Inc. (“ADE”), a consulting company wholly-owned by Mr. Indelicato, CEO and Vice Chairman of the Board of Directors of Valley, to provide consulting services. Valley pays Mr. Indelicato a monthly retainer fee of $7,000, reimburses him for out-of-pocket expenses and retains ADE for related acquisition services. Payments to Mr. Indelicato and ADE for fiscal years 2003, 2004 and 2005 totaled $155,327, $220,216 and $244,489, respectively. This agreement has a two year term and was renewed on July 1, 2004.

11.	STOCK OPTIONS:
      Valley adopted a stock option plan during fiscal year 1997 (the “1997 Plan”). A total of 650,000 shares are authorized and have been reserved for issuance under the 1997 Plan. The options granted under the 1997 Plan are all incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The 1997 Plan is administered by the Nominating and Compensation Committee of the Board of Directors who determines, among other things, those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price. All options granted under the Plan have a ten year expiration and vest three years after the grant date.
      The following summarizes the activity under the 1997 Plan:

			Weighted Average
	Number of Shares	Range of Exercise Price	Exercise Price

Outstanding, June 30, 2002	351,500	$3.125 - $10.750	$6.19
Granted	140,000	$5.700 - $8.000	7.20
Exercised	9,250	$3.125	3.13
Cancelled	500	$10.750	10.75

Outstanding, June 30, 2003	481,750	$3.125 - $10.750	$6.54
Granted	50,000	$8.000	8.00
Exercised	107,750	$3.125 - $8.00	5.38
Cancelled	5,825	$3.75 - $6.85	6.85

Outstanding, June 30, 2004	418,175	$3.125 - $10.750	$6.09
Granted	60,000	$16.000	16.00
Exercised	110,415	$3.750 - $10.750	7.02
Cancelled	8,300	$3.750 - $6.85	6.85

Outstanding, June 30, 2005	359,460	$3.125 - $16.000	$8.57

		Weighted Average
Options Exercisable at:	Number of Shares	Exercise Price

June 30, 2003	244,700	$6.79
June 30, 2004	192,175	$6.73
June 30, 2005	113,460	$6.49
      The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2005:

As of June 30, 2005

Stock Options Outstanding			Stock Options Exercisable

	Shares Underlying	Weighted Average	Weighted	Shares Underlying
	Options	Remaining	Average	Options
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding

$3.125	14,000	4.5	$3.125	14,000
3.750	11,750	5.5	3.750	11,750
5.625	13,710	3.5	5.625	13,710
5.700	4,000	7.6	—	—
6.200	50,000	7.3	—	—
6.500	2,000	7.1	—	—
6.850	19,500	6.5	6.85	19,500
8.000	184,000	6.3	8.000	54,000
10.750	500	2.3	10.750	500
16.000	60,000	9.6	—	—

$8.573	359,460	6.8	$6.486	113,460
      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) in October 1995. This statement establishes a fair value based method of financial accounting and related reporting standards for stock-based employee compensation plans. SFAS No. 123 became effective for fiscal year 1997 and provides for adoption in the income statement or through footnote disclosure only. Valley has continued to account for the 1997 Plan under APB No. 25, “Accounting for Stock Issued to Employees”, as permitted by SFAS No. 123.
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payments” (SFAS No. 123R), and in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R. SAB 107 provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value. We will be required to record this expense beginning in the first quarter of fiscal year 2006 and we anticipate increased annual pretax compensation expense of approximately $200,000.
      The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

	2003	2004	2005

Risk-Free Interest Rate	3.1%	3.8%	3.8%
Expected Lives	7 years	7 years	7 years
Expected Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	23.72%	22.43%	23.78%

12.	INCOME TAXES:
      Valley accounts for income taxes in accordance with the provisions of SFAS No. 109. Although there can be no assurance that Valley will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when Valley generates sufficient net taxable income.
      The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

	2003

	Amount	Rate

Federal statutory rate	$131,747	34.0%
State taxes, net of federal benefit	17,437	4.5%
Other	1,937	0.5%

Provision for income taxes	$151,121	39.0%

	2004

	Amount	Rate

Federal statutory rate	$4,147,927	34.0%
State taxes, net of federal benefit	617,939	5.0%
Other	(245,939)	(2.0)%

Provision for income taxes	$4,519,927	37.0%

	2005

	Amount	Rate

Federal statutory rate	$6,736,931	34.0%
State taxes, net of federal benefit	990,725	5.0%
Other	(283,822)	(1.4)%

Provision for income taxes	$7,443,834	37.6%

      Based upon the Company’s operating results, permanent differences and tax audit outcomes related to recorded tax exposure, it is reasonably possible our effective income tax rate could vary in the future.
      The provision for income taxes as shown in the accompanying consolidated statement of operations includes the following components for the year ended June 30:

	2003	2004	2005

Current provision —
Federal	$(1,587,681)	$773,714	$4,423,091
State	(233,482)	106,605	955,328

Total current provision (benefit)	$(1,821,163)	$880,319	$5,378,419

Deferred provision
Federal provision	$1,663,381	$3,172,992	$1,755,603
State provision	308,903	466,616	309,812

Total deferred provision	1,972,284	3,639,608	2,065,415

Provision for income taxes	$151,121	$4,519,927	$7,443,834

      The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 2003, 2004 and 2005 were as follows:

	2003	2004	2005

Deferred tax assets	$5,527,045	$2,346,484	$1,774,379
Deferred tax liabilities	(20,726,545)	(21,977,647)	(26,935,848)

Net deferred tax liability	$(15,199,500)	$(19,631,163)	$(25,161,469)

Consisting of —
Basis difference of property	$(20,726,545)	$(22,554,826)	$(26,388,142)
Basis difference of inventory	270,083	289,686	182,366
Derivatives designated as cash flow hedges	1,926,706	789,539	79,202
Financial reserves not currently deductible for tax purposes	2,040,661	1,253,536	1,291,565
Amortization of intangibles	842,932	143,744	(730,072)
Unearned revenue	446,663	447,158	403,612

	$(15,199,500)	$(19,631,163)	$(25,161,469)

13.	COMMITMENTS AND CONTINGENCIES
      Some industrial gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with its transportation, storage, production or use. Valley also has employment claims arising from time to time. Valley, in the ordinary course of business, is threatened with or is named as a defendant in various lawsuits which, among other items, seek actual and punitive damages for product liability, personal injury and property damage. Valley maintains liability insurance policies with insurers in such amounts and with such coverages and deductibles as Valley believes is reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect Valley from material expenses related to such personal injury or property damage or that such levels of insurance will continue to be available in the future at economical prices. Management is of the opinion that there are no known claims or known contingent claims that are likely to have a material adverse effect on the results of operations, financial condition or cash flows of Valley.
      During fiscal year 2003, Valley incurred charges of $0.5 million related to the severance payments for certain terminated employees as part of Valley’s organization strengthening program.
      Valley entered into a put/call option agreement in May 1998 with an independent distributor for the purchase of its business. The put option became exercisable in May 2002 and ended in May 2005. The call option was exercised in May 2005 resulting in Valley’s acquisition of Plymouth Wayne Welding Supplies, Inc. The Company acquired all of the common stock of Plymouth Wayne for $7.8 million, including $1 million Valley paid when we signed the put/call agreement in May 1998, and assumed and refinanced approximately $3.6 million of debt.
      Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley’s initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R. (See Note 14.) These lease agreements have various maturity dates through April 2013. For the years ended June 30, 2005, 2004 and 2003, Valley incurred expenses under these leases of $2,030,784, $4,449,228 and $5,181,093, respectively. Valley entered into agreements, during fiscal 2004, to cancel the lease obligations for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining terms of the leases and the remaining obligations of $1,979,668. This charge was eliminated in the consolidation of the Variable Interest Entities. (See Note 9 and 14.)
      In September 1991, in connection with the purchase by Valley of certain assets of Praxair, Inc. (Praxair), Valley, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair for a period of 15 years. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the “Right of First Refusal Agreement”) in the event of Valley’s reorganization. Pursuant to this agreement, if at any time during the term of the agreement Valley wishes to accept a third party offer to purchase all or a material part of the assets of Valley, or Mr. West and his affiliates wish to accept an offer to purchase shares of common stock of Valley (the Common Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of Valley’s issued and outstanding shares of Common Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of Valley, Praxair will have a right of first refusal to match the offer and purchase these shares. In addition, in the absence of a third party offer, if (a) Mr. West and his affiliates wish to sell shares of common stock which would result in their owning collectively less than 51% or more of Valley’s issued and outstanding shares of common stock, (b) Valley wishes to sell all or a material part of its assets, or (c) Valley wishes to issue additional shares or options or securities exercisable or convertible into shares of common stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued outstanding shares of common stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of common stock held by them (but not less than 51% of all of the issued and outstanding shares of Valley’s common stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Common Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

14.	VARIABLE INTEREST ENTITIES
      Valley leases buildings and equipment and rents cylinders under operating leases from related parties, primarily including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co., Acetylene Products Corp and Plymouth Holding LLC. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases to preserve its capital to support its growth through acquisition strategy. Valley’s Chairman, who is the beneficial owner of 75% of Valley’s common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.
      Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, management concluded that these entities collectively represent a variable interest entity under the provisions of FIN 46R. The company is considered the primary beneficiary, and has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of FIN 46R. All intercompany balances have been eliminated. The accounting policies of the Variable Interest Entities are similar to those of Valley including the following:
      The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.3 million at June 30, 2005. The carrying value of the land and buildings that secure this debt was approximately $5.4 million at June 30, 2005. This debt carries various interest rates ranging from 3.3% to 6.0% and various maturities from 2005 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.
Revenue Recognition
      Rental revenue for real estate property, equipment and cylinders is recorded ratably over the life of the agreement.
Property, Plant and Equipment
      Depreciation is computed using both the declining balance method and the straight line method over the estimated useful lives of the properties as follows:

Years

Buildings and improvements	15-40
Equipment	5-10
Furniture and fixtures	7

      The following table shows the consolidating balance sheet of the Company at June 30, 2005. All intercompany balances have been eliminated in consolidation.

	As of June 30, 2005

		Variable
		Interest
	Valley	Entities	Eliminations	Company

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$548,925	$773,472	$—	$1,322,397
Accounts receivable, net of allowance for doubtful accounts of $672,822	16,825,355	248,851	(117,696)	16,956,510
Inventory	9,868,974	—	—	9,868,974
Prepaids and other current assets	1,026,410	10,000	—	1,036,410
Deferred tax assets	1,774,379	—	—	1,774,379
Refundable taxes	1,471,519	—	—	1,471,519

Total current assets	31,515,562	1,032,323	(117,696)	32,430,189

PROPERTY, PLANT AND EQUIPMENT:
Land	75,000	2,024,915	—	2,099,915
Buildings and improvements	7,512,593	13,904,065	—	21,416,658
Equipment	99,138,620	1,193,886	—	100,332,506
Transportation equipment	19,075,833	173,249	—	19,249,082
Furniture and fixtures	8,581,988	174,322	—	8,756,310

Total property, plant and equipment	134,384,034	17,470,437	—	151,854,471
Accumulated depreciation	(53,073,285)	(4,663,811)	—	(57,737,096)

Net property, plant and equipment	81,310,749	12,806,626	—	94,117,375

OTHER ASSETS:
Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $7,329,315	2,607,058	—	—	2,607,058
Goodwill	45,482,910	—	—	45,482,910
Deposits and other assets	434,687	13,742	—	448,429

Total other assets	48,524,655	13,742	—	48,538,397

TOTAL ASSETS	$161,350,966	$13,852,691	$(117,696)	$175,085,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,434,427	$2,240,017	$—	$3,674,444
Bank overdraft.	—	—	—	—
Accounts payable	8,390,239	288,818	—	8,679,057
Accrued compensation and employee benefits	4,181,792	—	—	4,181,792
Interest rate derivatives	196,741	—	—	196,741
Other current liabilities	4,846,043	111,870	(117,696)	4,840,217

Total current liabilities	19,049,242	2,640,705	(117,696)	21,572,251
LONG-TERM DEBT, less current maturities	54,832,776	6,092,987	—	60,925,763
DEFERRED TAX LIABILITIES	26,935,848	—	—	26,935,848
OTHER LONG-TERM LIABILITIES	670,615	—	—	670,615
INTEREST RATE DERIVATIVES	—	—	—	—

Total liabilities	101,488,481	8,733,692	(117,696)	110,104,477

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,118,999	5,118,999
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share — Authorized, 5,000,000 shares; none Issued or Outstanding
Common stock, par value $.001 per share — Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,574,999 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,160,327	335,985	(335,985)	19,160,327
Retained earnings	41,185,428	4,779,214	(4,779,214)	41,185,428
Accumulated other comprehensive loss	(118,806)	—	—	(118,806)
Treasury stock at cost, 45,085 shares	(374,084)	—	—	(374,084)

Total stockholders’ equity	59,862,485	5,118,999	(5,118,999)	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,350,966	$13,852,691	$(117,696)	$175,085,961

      The following table shows the consolidating balance sheet of the Company at June 30, 2004:

	As of June 30, 2004

		Variable
		Interest
	Valley	Entities	Eliminations	Company

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,699	$443,303	$—	$549,002
Accounts receivable, net of allowance for doubtful accounts of $747,309	14,726,848	316,792	—	15,043,640
Inventory	9,415,875	—	—	9,415,875
Prepaids and other current assets	873,681	10,000	—	883,681
Deferred tax assets	2,346,484	—	—	2,346,484
Refundable taxes	1,183,324	—	—	1,183,324

Total current assets	28,651,911	770,095	—	29,422,006

PROPERTY, PLANT AND EQUIPMENT:
Land	55,000	2,128,176	—	2,183,176
Buildings and improvements	6,330,221	12,199,606	—	18,529,827
Equipment	88,479,962	604,700	—	89,084,662
Transportation equipment	17,912,966	145,549	—	18,058,515
Furniture and fixtures	7,830,225	130,977	—	7,961,202

Total property, plant and equipment	120,608,374	15,209,008	—	135,817,382
Accumulated depreciation	(49,360,206)	(3,788,204)	—	(53,148,410)

Net property, plant and equipment	71,248,168	11,420,804	—	82,668,972

OTHER ASSETS:
Non-compete agreements, consulting agreements and customer lists, net of accumulated amortization of $8,796,725	2,711,337	—	—	2,711,337
Goodwill	40,997,738	—	—	40,997,738
Deposits and other assets	1,523,532	11,457	—	1,534,989

Total other assets	45,232,607	11,457	—	45,244,064

TOTAL ASSETS	$145,132,686	$12,202,356	$—	$157,335,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,105,622	$1,546,312	$—	$2,651,934
Bank overdraft.	918,046	(250,000)	—	668,046
Accounts payable	7,982,973	252,220	—	8,235,193
Accrued compensation and employee benefits	3,734,967	—	—	3,734,967
Interest rate derivatives	1,760,338	—	—	1,760,338
Other current liabilities	2,378,582	112,869	—	2,491,451

Total current liabilities	17,880,528	1,661,401	—	19,541,929
LONG-TERM DEBT, less current maturities	57,126,585	5,159,455	—	62,286,040
DEFERRED TAX LIABILITIES	21,977,647	—	—	21,977,647
OTHER LONG-TERM LIABILITIES	1,681,696	—	—	1,681,696
INTEREST RATE DERIVATIVES	358,105	—	—	358,105

Total liabilities	99,024,561	6,820,856	—	105,845,417

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,381,500	5,381,500
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share — Authorized, 5,000,000 shares; none Issued or Outstanding	—	—	—	—
Common stock, par value $.001 per share — Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,464,584 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	18,905,761	335,985	(335,985)	18,905,761
Retained earnings	29,668,686	5,041,715	(5,041,715)	29,668,686
Accumulated other comprehensive loss	(1,184,309)	—	—	(1,184,309)
Treasury stock at cost, 155,500 shares	(1,291,633)	—	—	(1,291,633)

Total stockholders’ equity	46,108,125	5,381,500	(5,381,500)	46,108,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,132,686	$12,202,356	$—	$157,335,042

      The following table shows the consolidating income statement of the Company at June 30, 2005:

	For the Year Ended June 30, 2005

		Variable
	Valley	Interest Entities	Eliminations	Company

NET SALES	$167,698,695	$2,135,677	$(2,135,677)	$167,698,695
COSTS AND EXPENSES:
Cost of products sold, excluding depreciation and amortization	78,345,074	—	—	78,345,074
Operating, distribution and administrative	58,201,287	808,246	(2,135,677)	56,873,856
Depreciation	6,278,804	432,231	—	6,711,035
Amortization of intangibles	1,108,172	103	—	1,108,275
Loss (gain) on disposal of assets	126,284	(134,704)	—	(8,420)

Total costs and expenses	144,059,621	1,105,876	(2,135,677)	143,029,820

INCOME FROM OPERATIONS	23,639,074	1,029,801	—	24,668,875
INTEREST EXPENSE	4,066,401	239,174	—	4,305,575
OTHER INCOME/(EXPENSE):
Interest and dividend income	186,098	16,592	—	202,690
Other income (expense)	55,733	263,369	—	319,102

Total other income	241,831	279,961	—	521,792

EARNINGS BEFORE MINORITY INTEREST	19,814,504	1,070,588	—	20,885,092
MINORITY INTEREST	—	1,070,588	—	1,070,588

NET EARNINGS BEFORE TAXES	19,814,504	—	—	19,814,504
PROVISION FOR INCOME TAXES	7,443,834	—	—	7,443,834

NET EARNINGS	$12,370,670	$—	$—	$12,370,670

      The following table shows the consolidated income statement of the Company at June 30, 2004:

	For the Year Ended June 30, 2004

		Variable
	Valley	Interest Entities	Eliminations	Company

NET SALES	$154,455,606	$1,046,559	$(1,046,559)	$154,455,606
COSTS AND EXPENSES:
Cost of products sold, excluding depreciation and amortization	71,557,747	—	—	71,557,747
Operating, distribution and administrative	57,930,774	346,819	(1,046,559)	57,231,034
Depreciation	5,713,067	98,076	—	5,811,143
Amortization of intangibles	1,662,980	—	—	1,662,980
Loss (gain) on disposal of assets	69,783	(295,202)	—	(225,419)

Total costs and expenses	136,934,351	149,693	(1,046,559)	136,037,485

INCOME FROM OPERATIONS	17,521,255	896,866	—	18,418,121
INTEREST EXPENSE	5,579,162	77,904	—	5,657,066
OTHER INCOME/(EXPENSE):
Interest and dividend income	220,147	5,569	—	225,716
Other income (expense)	37,546	55,704	—	93,250

Total other income	257,693	61,273	—	318,966

EARNINGS BEFORE MINORITY INTEREST	12,199,786	880,235	—	13,080,021
MINORITY INTEREST	—	880,235	—	880,235

NET EARNINGS BEFORE TAXES	12,199,786	—	—	12,199,786
PROVISION FOR INCOME TAXES	4,519,927	—	—	4,519,927

NET EARNINGS	$7,679,859	$—	$—	$7,679,859

15.	SEGMENT DATA
      Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities in the third quarter of 2004 (See Note 1), Valley has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each segment is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company’s financial reporting system. All intercompany activity is eliminated in consolidation.
      The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Equip-Lease Co., Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate.
      The Valley reportable segment operates 67 retail and distribution locations in 12 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to the same types of customers such as metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential. The Company considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of revenue (or profits or assets). In addition, these segments are so similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment that these operating segments should be aggregated into one reporting segment. In addition, no one customer accounted for greater than 10% of revenues for 2003, 2004 and 2005. Identifiable revenue and expense by segment are detailed in Note 14.
      Identifiable assets by reporting segment are as follows at June 30, 2005 and 2004:

	2004	2005

Valley	$145,132,686	$161,350,966
Variable Interest Entities	12,202,356	13,734,995

Total assets	$157,335,042	$175,085,961

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	Quarter Ended

	September 30	December 31	March 31	June 30(1)

	(In Thousands)
Fiscal 2005 —
Net sales	$36,201	$43,203	$50,488	$37,807
Income from operations	3,711	6,927	10,080	3,951
Net earnings	1,563	3,493	5,540	1,775
Basic earnings per share	0.16	0.37	0.58	0.19
Diluted earnings per share	0.16	0.37	0.57	0.18
Fiscal 2004 —
Net sales	$32,435	$39,120	$47,926	$34,975
Income from operations	2,409	4,815	7,556	3,638
Net earnings	614	2,087	3,766	1,213
Basic earnings per share	0.07	0.22	0.40	0.13
Diluted earnings per share	0.07	0.22	0.40	0.12

(1)	Operating, distribution and administrative expenses for the three and twelve months ended June 30, 2005 include a reduction of $0.5 million and $2.1 million, respectively, in rent expense, partially offset by other expenses of $0.2 million and $0.8 million, respectively, as a result of consolidating under FIN46R the Variable Interest Entities owned by a related party that leases properties to Valley.

Operating, distribution and administrative expenses for the three and twelve months ended June 30, 2004 include a reduction of $0.8 million in rent expense, partially offset by other expenses of $0.3 million, as a result of consolidating under FIN46R the Variable Interest Entities owned by a related party that leases properties to Valley as of March 31, 2004.

INDEX TO EXHIBITS

3.1	Articles of Amendment (a)

3.2	Bylaws (a)

4.1	Form of Certificate for Common Stock (a)

10.2	Master Lease Agreement dated as of May 1, 2001 between the Company and West Rentals, Inc. (d)

10.3	Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E. West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West Grantor Retained Annuity Trust #6 and Praxair, Inc. (a)

10.7	Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits (a)+

10.10	Lease Agreement dated as of April 1, 1998 between the Company and Acetylene Products, Inc. (d)

10.11	1997 Stock Option Plan as amended (d)+

10.18	Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (c)

10.19	Agreement dated July 1, 2001 between the Company and William A. Indelicato providing for certain Consulting payments (d)+

10.20	Lease Agreement dated as of April 1, 2000 between the Company and Real Equip-Lease, LLC (d)

10.22	Amendment dated June 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (f)

10.23	Agreement dated July 1, 2002 between the Company and William A. Indelicato providing for certain Consulting payments (f)+

10.24	Agreement dated February 11, 2002 between the Company and August E. Maier providing for certain Consulting payments (f)+

10.25	Agreement dated June 30, 2002 between the Company and John R. Bushwack relating to assignment of life insurance policy (f)+

10.26	Agreement dated June 30, 2002 between the Company and Robert D. Scherich relating to assignment of life insurance policy (f)+

10.27	Lease Agreement dated as of November 5, 1997 between the Company and EquipLease Corp (f)

10.28	Lease Agreement dated as of September 24, 2001 between the Company and GEW Realty LLC (f)

10.29	Amendment dated October 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (g)

10.30	Agreement dated October 15, 2002 between the Company and Michael L. Tyler (g)+

10.31	Agreement dated November 22, 2002 between the Company and John R. Bushwack (h)+

10.32	Lease Agreement dated as of May 1, 2003 between the Company and EquipLease Corp (i)

10.33	Amendment dated May 13, 2003 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (i)

10.34	Amendment dated June 30, 2003 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (i)

10.35	Agreement dated June 1, 2003 between the Company and Michael L. Tyler (i)+

10.36	Agreement dated June 1, 2003 between the Company and Gerald W. Zehala (i)+

10.37	Agreement dated June 1, 2003 between the Company and James P. Hart(i)+

10.38	Agreement dated July 1, 2003 between the Company and William A. Indelicato providing for certain Consulting payments (i)+

10.39	Fourth Amendment dated October 23, 2003 to Second Amended and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent

10.40	Addendum #19 dated March 31, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.41	Third Amended and Restated Credit Agreement dated April 30, 2004 between the Company and Bank One, Indiana NA, as agent

10.42	Agreement dated June 1, 2004 between the Company and Gerald W. Zehala +

10.43	Addendum #18 dated June 7, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.44	Addendum #20 dated June 30, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.45	Agreement dated July 1, 2004 between the Company and William A. Indelicato providing for certain Consulting payments+

10.46	Agreement dated March 9, 2005 between the Company and James P. Hart (filed herewith) +

10.47	Agreement dated March 9, 2005 between the Company and Gerald W. Zehala (filed herewith)+

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of Registrant (a)

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-19973.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 28, 1999.

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000.

(d)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 28, 2001.

(e)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2002.

(f)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 27, 2002.

(g)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 13, 2003.

(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.

+	A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.