Form 10-Q
period 2005-09-30
VALLEY NATIONAL GASES INC
filed 2005-11-14
CIK 1030715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-15191
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
Yes ☐            No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2005
Common stock, $0.001 par value	9,588,806

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2005
		(unaudited)
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$1,322,397	$2,044,543
Accounts receivable, net of allowance for doubtful accounts of $672,822 and $764,337, respectively	16,956,510	18,250,614
Inventory	9,868,974	11,039,993
Prepaids and other	1,036,410	1,390,239
Current deferred tax asset	1,774,379	1,706,405
Prepaid and refundable taxes	1,471,519	877,187

Total current assets	32,430,189	35,308,981

PROPERTY, PLANT AND EQUIPMENT:
Land	2,099,915	2,172,416
Buildings and improvements	21,416,658	22,286,131
Equipment	100,332,506	101,124,152
Transportation equipment	19,249,082	19,991,936
Furniture and fixtures	8,756,310	8,921,211

Total property, plant and equipment	151,854,471	154,495,846

Accumulated depreciation	(57,737,096)	(59,345,330)

Net property, plant and equipment	94,117,375	95,150,516

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315 and $7,568,173, respectively	2,607,058	2,368,200
Goodwill	45,482,910	45,482,910
Deposits and other assets	448,429	579,901

Total other assets	48,538,397	48,431,011

TOTAL ASSETS	$175,085,961	$178,890,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2005
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,674,444	$3,402,301
Bank overdraft	—	198,215
Accounts payable	8,679,057	11,823,344
Accrued compensation and employee benefits	4,181,792	2,536,065
Interest rate derivatives	196,741	—
Other current liabilities	4,840,217	4,884,476

Total current liabilities	21,572,251	22,844,401

LONG-TERM DEBT, less current maturities	60,925,763	60,961,528
DEFERRED TAX LIABILITY	26,935,848	27,294,558
OTHER LONG-TERM LIABILITIES	670,615	711,246

Total liabilities	110,104,477	111,811,733

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,118,999	4,913,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share— Authorized, 5,000,000 shares, none Issued or Outstanding	—	—
Common stock, par value, $.001 per share — Authorized, 30,000,000 shares;
Issued, 9,620,084 shares, Outstanding, 9,574,999 and 9,578,549 shares, respectively	9,620	9,620
Paid-in-capital	19,160,327	19,202,125
Retained earnings	41,185,428	43,221,245
Accumulated other comprehensive (loss) income	(118,806)	76,759
Treasury stock at cost, 45,085 and 41,535 shares, respectively	(374,084)	(344,619)

Total stockholders’ equity	59,862,485	62,165,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,085,961	$178,890,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2005
NET SALES	$36,200,516	$41,663,231
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	16,913,985	19,915,605
Operating, distribution and administrative	13,410,321	15,473,538
Depreciation	1,572,155	1,792,381
Amortization of intangibles	343,690	238,857
Loss (gain) on disposal of assets	18,159	(37,458)

Total costs and expenses	32,258,310	37,382,923

INCOME FROM OPERATIONS	3,942,206	4,280,308

INTEREST EXPENSE	1,199,991	890,956
OTHER INCOME, NET	102,772	205,194

EARNINGS BEFORE MINORITY INTEREST	2,844,987	3,594,546
MINORITY INTEREST	323,416	257,141

NET EARNINGS BEFORE TAXES	2,521,571	3,337,405
PROVISION FOR INCOME TAXES	958,197	1,301,588

NET EARNINGS	$1,563,374	$2,035,817

BASIC EARNINGS PER SHARE	$0.16	$0.21
DILUTED EARNINGS PER SHARE	$0.16	$0.21
WEIGHTED AVERAGE SHARES:
Basic	9,485,696	9,576,481
Diluted	9,600,299	9,720,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended June 30, 2005 and September 30, 2005

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCE, June 30, 2004	9,620,084	9,620	155,500	(1,291,633)	18,905,761	(1,184,309)	29,668,686	46,108,125	—
Net earnings	—	—	—	—	—	—	12,370,670	12,370,670	$12,370,670
Dividend paid, per share $0.09	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(110,415)	917,549	(142,575)	—	—	774,974	—
Tax benefit from exercise of stock options	—	—	—	—	397,141	—	—	397,141	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $665,159	—	—	—	—	—	997,739	—	997,739	997,739
Reclassification of unrealized gains on derivatives, net of tax provision of $45,176	—	—	—	—	—	67,764	—	67,764	67,764

BALANCE, June 30, 2005	9,620,084	9,620	45,085	(374,084)	19,160,327	(118,806)	$41,185,428	$59,862,485	13,436,173

Net earnings	—	—	—	—	—	—	2,035,817	2,035,817	$2,035,817
Exercise of stock options	—	—	(3,550)	29,465	(10,247)	—	—	19,218	—
Non-cash stock compensation expense	—	—	—	—	52,045	—	—	52,045	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $129,870	—	—	—	—	—	194,805	—	194,805	194,805
Reclassification of unrealized gains on derivatives, net of tax provision of $507	—	—	—	—	—	760	—	760	760

BALANCE, September 30, 2005 (unaudited)	9,620,084	$9,620	41,535	$(344,619)	$19,202,125	$76,759	$43,221,245	$62,165,130	$2,231,382

The accompanying notes are an integral part of these consolidated financial statements .

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2004	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,927,061	$3,774,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	23,800	77,654
Purchases of property and equipment	(3,045,926)	(2,648,755)

Net cash used by investing activities	(3,022,126)	(2,571,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	14,709,525	13,799,959
Principal payments on borrowings	(14,944,107)	(14,036,337)
Proceeds (repayment) of bank overdraft	(668,046)	198,215
Proceeds from exercise of stock options	144,804	19,218
Variable interest entity distribution	(386,653)	(462,495)

Net cash used by financing activities	(1,144,477)	(481,440)

NET CHANGE IN CASH AND CASH EQUIVALENTS	760,458	722,146

CASH AND CASH EQUIVALENTS, beginning of period	549,002	1,322,397

CASH AND CASH EQUIVALENTS, end of period	$1,309,460	$2,044,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION:
     The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and wholly-owned subsidiaries and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”). The term “Valley” as used throughout this document is used to indicate Valley National Gases Incorporated and wholly-owned subsidiaries. The term “the Company” as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, the Company has two reportable segments: Valley and Variable Interests Entities. (See Note 8)
     The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Although the Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company’s audited consolidated financial statements for the year ended June 30, 2005.
2. ORGANIZATION
     Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley’s gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley’s 73 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Valley has been in operation since 1958 and currently operates in 14 states.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in Valley’s 2005 Annual Report on Form 10-K filed on September 28, 2005. Other than the adoption of SFAS 123R, “Accounting for Stock Based Compensation”, and SFAS 151, “Inventory Costs”, as discussed below, there have been no significant changes in accounting policies or the application thereof during the first three months of fiscal 2006.
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
     The roll-forward of the allowance for doubtful accounts as of September 30 is as follows:

	2004	2005
Balance, June 30	$747,309	$672,822
Write-off of doubtful accounts	(53,023)	(111,012)
Provision for doubtful accounts	181,235	202,527

Balance, September 30	$875,521	$764,337

INVENTORY
     Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in first-out basis.
     The components of inventory are as follows:

	June 30,	September 30,
	2005	2005
		(Unaudited)
Hard goods	$8,258,169	$9,006,957
Gases	2,010,299	2,562,685
Reserves	(399,494)	(529,649)

	$9,868,974	$11,039,993

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
DEPRECIATION
     The Company recognizes depreciation expense on all its property, plant and equipment in the consolidated statement of operations line item “Depreciation”.
SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $6,100,000 and $4,795,000 for the three months ended September 30, 2005 and 2004, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $240,000 and $240,000 for the three months ended September 30, 2005 and 2004, respectively, and is included in depreciation expense.
     Third party freight costs relating to the delivery of products to customers totaled $150,663 and $133,332 for the three months ended September 2005 and 2004, respectively, and were classified as operating, distribution and administrative expenses.

     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $4,446,000 and $3,431,000 for the three months ended September 2005 and 2004, respectively.
STOCK-BASED COMPENSATION
     Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards SFAS No. 123R to account for its stock-based compensation plan. Prior to July 1, 2005, the Company accounted for its stock based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee costs were not reflected in operating results for any period as the exercise price of all options granted was equal to or greater than the market value of the underlying common stock on the grant date.
     Under SFAS No. 123R, the Company recognizes the compensation expense of a stock option award over the vesting period of the grant based on the fair value of the award under the prospective method as of the grant date. All options granted under the plan expire ten years after the grant date and vest three years after the grant date. The Company estimated the fair value of each of its awards on the grant date using the Black-Scholes option pricing model with the following assumptions:

2005
Risk-Free Interest Rate	3.8%
Expected Lives	7 years
Expected Dividend Yield	0.00%
Expected Volatility	23.78%
     During the quarter ended September 30, 2005, the Company recorded approximately $52,000 as compensation expense related to stock options. If Valley had elected to recognize compensation cost for their stock options for the quarter ended September 30, 2004, under SFAS 123R, compensation expense would have been $22,000. If recorded, this expense would not have resulted in a change in earnings per share of $0.16. No options were granted or modified during the current quarter.
INCOME TAXES
     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were recorded for the deferred tax assets as of September 30, 2005 and June 30, 2005. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions. In fiscal 2006, a manufacturing tax deduction provided for in the American Jobs Creation act of 2004 will be effective for the Company. In addition, revisions to the Ohio State tax law will also be effective for the current fiscal year. Neither of these are expected to materially affect the financial statements of the Company.
VARIABLE INTEREST ENTITIES
     The Company leases buildings and equipment and rents cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease, LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under Financial Accounting

Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”) we consolidated the financial statements of these related entities.
NEW ACCOUNTING STANDARDS
     In November 2004, the FASB issued SFAS No. 151 that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective July 1, 2005 and no current period charges were required to be recognized.
     In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position did not materially affect our financial statements.
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but is likely to occur in 2005. We believe that our current segment reporting complies with EITF No. 04-10 and anticipate no significant changes upon adoption.
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
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2004	2005
Cash paid for certain items—
Cash payments for interest	$992,863	$625,481
Cash payments for income taxes, net of income tax refunds	26,195	410,949
Non-cash financing activity
Dividend payable	853,924	—
Non-cash investing activity
Fixed asset purchases in accounts payable	270,122	216,963
RECLASSIFICATIONS
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.
4. GOODWILL AND INTANGIBLE ASSETS:
     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangibles, other than goodwill, consist of noncompete agreements, consulting agreements and customer lists for which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2005 and September 30,

2005, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

				Accumulated
	Gross	Accumulated		Amortization	Weighted
	Amount	Amortization	Gross Amount as of	as of	Average
	as of	as of	September 30,	September	Amortization
	June 30,	June 30,	2005	30, 2005	Period
	2005	2005	(unaudited)	(unaudited)	(years)
Non-competition agreements	$8,443,480	$7,196,332	$8,443,480	$7,404,492	9.4
Consulting agreements	150,000	70,833	150,000	83,333	3.0
Customer lists	1,342,893	62,150	1,342,893	80,348	17.5

Total	$9,936,373	$7,329,315	$9,936,373	$7,568,173

     Amortization expense for the three months ended September 30, 2005 totaled $238,857. Estimated amortization expense for the remainder of fiscal 2006 as of September 30, 2005 and the next five fiscal years is summarized as follows:

Fiscal year Ending
June 30,
Remainder of 2006	$399,906
2007	$401,263
2008	$360,013
2009	$167,632
2010	$104,261
2011	$104,261
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
     The value of assets acquired are subject to a post-closing adjustment which may occur in the second quarter fiscal 2006, which we do not anticipate the impact on recorded amounts to be material.
     The operating results of the Company including the acquisition on a pro-forma basis would not be materially different from the Company’s reported historical results at September 30, 2004.
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

	Three Months Ended
	September 30,
	2004	2005
Net earnings available for common stock	$1,563,374	$2,035,817

Basic earnings per common share:
Weighted average common shares	9,485,696	9,576,481

Basic earnings per common share	$0.16	$0.21

Diluted earnings per common share:
Weighted average common shares	9,485,696	9,576,481

Shares issuable from assumed conversion of common stock equivalents	114,603	144,501

Weighted average common and common equivalent shares	9,600,299	9,720,982

Diluted earnings per common share	$0.16	$0.21

     Stock options to purchase 60,000 and 1,500 shares of common stock for the three months ended September 30, 2005 and 2004, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. The weighted average common and common equivalent shares outstanding were calculated in accordance with SFAS 123R.
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
     The Company renewed certain lease arrangements during the first three months of fiscal year 2006. Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2006 and each of the next five fiscal years are as follows:

Fiscal year
ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2006	$2,900,717	$38,025	$2,938,742	$1,847,765	$1,090,977
2007	3,982,085	26,100	4,008,185	2,499,433	1,508,752
2008	4,081,637	—	4,081,637	2,561,919	1,519,718
2009	4,183,678	—	4,183,678	2,625,967	1,557,711
2010	4,288,270	—	4,288,270	2,691,616	1,596,654
2011	4,395,477	—	4,395,477	2,758,907	1,636,570

Totals	$23,831,864	$64,125	$23,895,989	$14,985,607	$8,910,382

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities”.

     The table above does not include lease payments which the Company will be liable for, resulting from the previously announced acquisition of Reynolds Welding Supply Company Inc., and its subsidiaries. This acquisition closed on October 31, 2005 (See Note 10).
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
     Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley’s initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) were required to be consolidated pursuant to common control provisions under FIN 46R (see Note 8). These lease agreements have various maturity dates through April 2013.
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

8. VARIABLE INTEREST ENTITIES
     Valley leases buildings and equipment and rents cylinders under operating leases from related parties, collectively referred to as “Variable Interest Entities.” These entities include West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases with these related parties to preserve its capital to support its strategy of growing through acquisitions. Valley’s Chairman, who is the beneficial owner of 75% of Valley’s common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.
     Based upon current interpretation of FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary of the related party lease agreements, and management concluded that each of these entities represent a variable interest entity under the provisions of FIN 46R. Accordingly, Valley has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.
     The variable interest entities had outstanding debt, consisting primarily of asset—backed mortgages for real estate, of $8.1 million at September 30, 2005. The carrying value of the land and buildings that secure this debt was approximately $7.6 million as of September 30, 2005. This debt carries various interest rates ranging from 3.3% to 6.0% and various maturities from 2005 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.

     The following table shows the consolidating balance sheet of the Company at September 30, 2005:

	As of September 30, 2005
	(unaudited)
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$1,533,837	$510,706	$—	$2,044,543
Accounts receivable, net of allowance for doubtful accounts of $764,337	18,117,586	133,028	—	18,250,614
Inventory	11,039,993	—	—	11,039,993
Prepaids and other	1,376,502	13,737	—	1,390,239
Current deferred tax asset	1,706,405	—	—	1,706,405
Refundable taxes	877,187	—	—	877,187

Total current assets	34,651,510	657,471	—	35,308,981

PROPERTY, PLANT AND EQUIPMENT:
Land	150,000	2,022,416	—	2,172,416
Buildings and improvements	8,043,514	14,242,617	—	22,286,131
Equipment	99,889,094	1,235,058	—	101,124,152
Transportation equipment	19,818,687	173,249	—	19,991,936
Furniture and fixtures	8,746,889	174,322	—	8,921,211

Total property, plant and equipment	136,648,184	17,847,662	—	154,495,846

Accumulated depreciation	(54,568,992)	(4,776,338)	—	(59,345,330)

Net property, plant and equipment	82,079,192	13,071,324	—	95,150,516

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,568,173	2,368,200	—	—	2,368,200
Goodwill	45,482,910	—	—	45,482,910
Deposits and other assets	564,872	15,029	—	579,901

Total other assets	48,415,982	15,029	—	48,431,011

TOTAL ASSETS	$165,146,684	$13,743,824	$—	$178,890,508

	As of September 30, 2005
	(unaudited)
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$868,622	$2,533,679	$—	$3,402,301
Bank overdraft	—	198,215	—	198,215
Accounts payable	11,524,212	299,132	—	11,823,344
Accrued compensation and employee benefits	2,536,065	—	—	2,536,065
Other current liabilities	4,677,077	207,399	—	4,884,476

Total current liabilities	19,605,976	3,238,425	—	22,844,401

LONG-TERM DEBT, less current maturities	55,369,774	5,591,754	—	60,961,528
DEFERRED TAX LIABILITY	27,294,558	—	—	27,294,558
OTHER LONG-TERM LIABILITIES	711,246	—	—	711,246

Total liabilities	102,981,554	8,830,179	—	111,811,733

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	4,913,645	4,913,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share—
Authorized, 5,000,000 shares, none Issued or Outstanding
Common stock, par value, $.001 per share—
Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,578,549 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,202,125	335,985	(335,985)	19,202,125
Retained earnings	43,221,245	4,573,860	(4,573,860)	43,221,245
Accumulated other comprehensive income (loss)	76,759	—	—	76,759
Treasury stock at cost, 41,535 shares	(344,619)	—	—	(344,619)

Total stockholders’ equity	62,165,130	4,913,645	(4,913,645)	62,165,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,146,684	$13,743,824	—	$178,890,508

     The following table shows the consolidating balance sheet of the Company at June 30, 2005:

	As of June 30, 2005
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$548,925	$773,472	$—	$1,322,397
Accounts receivable, net of allowance for doubtful accounts of $672,822	16,825,355	248,851	(117,696)	16,956,510
Inventory	9,868,974	—	—	9,868,974
Prepaids and other	1,026,410	10,000	—	1,036,410
Current deferred tax asset	1,774,379	—	—	1,774,379
Refundable taxes	1,471,519	—	—	1,471,519

Total current assets	31,515,562	1,032,323	(117,696)	32,430,189

PROPERTY, PLANT AND EQUIPMENT:
Land	75,000	2,024,915	—	2,099,915
Buildings and improvements	7,512,593	13,904,065	—	21,416,658
Equipment	99,138,620	1,193,886	—	100,332,506
Transportation equipment	19,075,833	173,249	—	19,249,082
Furniture and fixtures	8,581,988	174,322	—	8,756,310

Total property, plant and equipment	134,384,034	17,470,437	—	151,854,471

Accumulated depreciation	(53,073,285)	(4,663,811)	—	(57,737,096)

Net property, plant and equipment	81,310,749	12,806,626	—	94,117,375

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315	2,607,058	—	—	2,607,058
Goodwill	45,482,910	—	—	45,482,910
Deposits and other assets	434,687	13,742	—	448,429

Total other assets	48,524,655	13,742	—	48,538,397

TOTAL ASSETS	$161,350,966	$13,852,691	$(117,696)	$175,085,961

	As of June 30, 2005
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$1,434,427	$2,240,017	$—	$3,674,444
Accounts payable	8,390,239	288,818	—	8,679,057
Accrued compensation and employee benefits	4,181,792	—	—	4,181,792
Interest rate derivatives	196,741	—	—	196,741
Other current liabilities	4,846,043	111,870	(117,696)	4,840,217

Total current liabilities	19,049,242	2,640,705	(117,696)	21,572,251

LONG-TERM DEBT, less current maturities	54,832,776	6,092,987	—	60,925,763
DEFERRED TAX LIABILITY	26,935,848	—	—	26,935,848
OTHER LONG-TERM LIABILITIES	670,615	—	—	670,615

Total liabilities	101,488,481	8,733,692	(117,696)	110,104,477

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,118,999	5,118,999

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share—
Authorized, 5,000,000 shares, none Issued or Outstanding
Common stock, par value, $.001 Per share-
Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,574,999 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,160,327	335,985	(335,985)	19,160,327
Retained earnings	41,185,428	4,779,214	(4,779,214)	41,185,428
Accumulated other comprehensive income (loss)	(118,806)	—	—	(118,806)
Treasury stock at cost, 45,085 shares	(374,084)	—	—	(374,084)

Total stockholders’ equity	59,862,485	5,118,999	(5,118,999)	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,350,966	$13,852,691	$(117,696)	$175,085,961

     The following table shows the consolidating income statement of the Company for the three months ended September 30, 2005 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$41,663,231	$586,994	$(586,994)	$41,663,231
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	19,915,605	—	—	19,915,605
Operating, distribution and administrative	15,838,952	221,580	(586,994)	15,473,538
Depreciation	1,653,400	138,981	—	1,792,381
Amortization of intangibles	238,857	—	—	238,857
Gain on disposal of assets	(8,775)	(28,683)	—	(37,458)

Total costs and expenses	37,638,039	331,878	(586,994)	37,382,923

INCOME FROM OPERATIONS	4,025,192	255,116	—	4,280,308

INTEREST EXPENSE	817,022	73,934	—	890,956
OTHER INCOME, NET	129,235	75,959	—	205,194

EARNINGS BEFORE MINORITY INTEREST	3,337,405	257,141	—	3,594,546
MINORITY INTEREST	—	257,141	—	257,141

NET EARNINGS BEFORE TAXES	3,337,405	—	—	3,337,405
PROVISION FOR INCOME TAXES	1,301,588	—	—	1,301,588

NET EARNINGS	$2,035,817	$—	$—	$2,035,817

     The following table shows the consolidating income statement of the Company for the three months ended September 30, 2004 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$36,200,516	$699,851	$(699,851)	$36,200,516
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	16,913,985	—	—	16,913,985
Operating, distribution and administrative	13,833,704	276,468	(699,851)	13,410,321
Depreciation	1,470,000	102,155	—	1,572,155
Amortization of intangibles	343,690	—	—	343,690
Loss on disposal of assets	18,159	—	—	18,159

Total costs and expenses	32,579,538	378,623	(699,851)	32,258,310

INCOME FROM OPERATIONS	3,620,978	321,228	—	3,942,206

INTEREST EXPENSE	1,150,660	49,331	—	1,199,991
OTHER INCOME, NET	51,253	51,519	—	102,772

EARNINGS BEFORE MINORITY INTEREST	2,521,571	323,416	—	2,844,987
MINORITY INTEREST	—	323,416	—	323,416

NET EARNINGS BEFORE TAXES	2,521,571	—	—	2,521,571
PROVISION FOR INCOME TAXES	958,197	—	—	958,197

NET EARNINGS	$1,563,374	$—	$—	$1,563,374

9. SEGMENT DATA
     Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities, the Company has two reportable segments: Valley and Variable Interest Entities. Since these are two separate and distinct businesses, the financial information for each business is maintained and managed separately. The results of operations and assets for each of these segments are derived from each business’ financial reporting system. All intercompany activity is eliminated in consolidation.
     The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC, primarily purchases, develops, sells and leases real estate.

     The Valley reportable segment operates 73 retail and distribution locations in 14 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Management considers each of the locations to be an operating segment as defined in Financial Accounting Standards Board (FASB) No. 131, however, none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets) to be deemed a reportable segment. Since these operating segments are similar in economic characteristics, long-term gross margin averages, products sold, types of customers, methods of distribution and regulatory environment, management concluded that these operating segments should be aggregated into one reporting segment.
     Identifiable assets by reporting segment are as follows (See Note 8):

	June 30,	September 30,
	2005	2005
Valley	$161,350,966	$165,146,684
Variable Interest Entities	13,734,995	13,743,824

Total assets	$175,085,961	$178,890,508

     Refer to Note 8 for revenue and income by reporting segment.
10. SUBSEQUENT EVENTS
     On October 31, 2005, Valley acquired Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin Cities Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases in cylinder rental and 47% was from hard goods and welding supplies.
     On October 31, 2005, the Company entered into an amendment to their credit agreement to increase the outstanding credit available under the revolving note by $15 million to $90 million. As a result of the agreement, no changes were made to the Company’s term, interest rate or debt covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
Forward—Looking Statements
     This form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Valley National Gases Incorporated contained herein that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.
     Valley undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosure Valley makes on related subjects in future reports to the SEC.

OVERVIEW
OPERATIONS
     We are a leading distributor of industrial, medical and specialty gases, and related welding equipment and supplies, in 14 states in the eastern United States. We also have a growing presence in the distribution of non-pipeline propane in our geographic markets.
     We generate revenue through the sale of packaged industrial, medical and specialty gases and rental and delivery charges for the cylinders and tanks in which they are delivered, as well as through sale of related welding equipment and supplies. We sell packaged gases to customers for manufacturing, industrial, metal production and fabrication, construction, health care, mining, oil and chemicals and other applications. Sale of our packaged gases is generally not seasonal. We also sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months. In the 2005 fiscal year, packaged gases and rental, together with related equipment and supplies, accounted for approximately 73% of our net sales, while propane accounted for approximately 27% of our net sales.
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
     Our operating, distribution and administrative expenses primarily are composed of delivery expense, salaries, benefits, professional fees, transportation equipment operating costs, facility lease expenses and general office expenses. We believe that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses. We also incur depreciation expense related to our fixed assets, including cylinders which are depreciated over a period of 12 to 30 years and delivery vehicles that we depreciate over a period of 3 to 7 years.
ACQUISITIONS
     We believe that we have been successful in executing our strategy of growth through acquisitions, having completed over 32 acquisitions since 1997, the year of our initial public offering. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. For many acquisitions, we believe that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded. Some acquisitions have had, and we expect that some future acquisitions may have, a dilutive effect upon our income from operations and income before tax for a period following their consummation. This dilution can occur because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and expected sales growth, occur over time. In most cases, the operating cash flow of an acquired business has been positive in a relatively short period of time after consummation of the acquisition.
     On October 31, 2005, Valley acquired Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin Cities Oxygen

Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases in cylinder rental and 47% was from hard goods and welding supplies.
     In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 73 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate segments, and because all stores offer similar products and services, we report their results on an aggregate basis. We do maintain records of “same store sales,” which are sales from those stores that have been operated by us for the full two-year comparison period. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.
VARIABLE INTEREST ENTITIES
     We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we were required to consolidate in our financial statements, the financial statements of these related entities. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income from third parties that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. Substantially all of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest. The real property and equipment held by these entities results in our reporting significantly higher balances of buildings and equipment on our balance sheet. Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.
CRITICAL ACCOUNTING POLICIES
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts we report in our consolidated financial statements and accompanying notes included herein. We describe the significant accounting policies and methods that we use to prepare our consolidated financial statements in Note 3. The most critical accounting matters in which we use estimates include our determination of the net carrying value of our trade receivables, inventories, goodwill, other intangible assets and employee health care benefit reserves. If our estimates have to be revised, we may be required to adjust the carrying value of these assets, affecting our results of operations during the period when the adjustment is recorded, and affecting our net assets and equity. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
     TRADE RECEIVABLES
     We estimate the collectability of our trade receivables. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of September 30, 2005 is adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.
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
     GOODWILL AND OTHER INTANGIBLE ASSETS
     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice (“USPAP”) for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future. No triggering events occurred during the current quarter.
     EMPLOYEE HEALTH CARE BENEFITS RESERVES
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
     VALUATION OF LONG—LIVED ASSETS
     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimates of the remaining useful lives of assets are reviewed at least annually at the close of the fiscal year. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long- lived assets that management expects to hold and use is based on the fair value of the assets.

     INCOME TAXES
     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We estimate and record additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions. In fiscal 2006, a manufacturing tax deduction provided for in the American Jobs Creation Act of 2004 will be effective for the Company. In addition, revisions to the Ohio State tax law will also be effective for the current fiscal year. Neither of these are expected to materially affect the financial statements of the Company.
VARIABLE INTEREST ENTITIES
     We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”), we consolidated in our financial statements, the financial statements of these related entities.
RESULTS OF OPERATIONS
     The following table presents information about our results of operations as a percentage of net sales. Results for any one or more periods are not necessarily indicative of continuing trends.

	Three Months Ended
	September 30,
	2005	2004
Net Sales	100.0%	100.0%

Cost of products sold, excluding depreciation	47.8	46.8
Operating, distribution and administrative	37.1	37.0
Depreciation	4.3	4.3
Amortization of intangibles	0.5	1.0

Total costs and expenses	89.7	89.1

Income from operations	10.3	10.9

Interest expense	2.2	3.3
Other income, net	0.5	0.3

Earnings before minority interest	8.6	7.9
Minority interest	0.6	0.9

Net earnings before taxes	8.0	7.0
Provision for income taxes	3.1	2.6

Net earnings	4.9%	4.4%

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 2005 and 2004
     Our net sales increased $5.5 million, or 15.1%, to $41.7 million for the first quarter ended September 30, 2005 from $36.2 million for the first quarter ended September 30, 2004. The Plymouth Wayne acquisition made during the preceding twelve months contributed $3.2 million of the increase in net sales, while same-store sales increased $2.3 million, or 6.1%. Packaged gases and cylinder rental revenue represented

40.7% of net sales for the first quarter 2005 and hard goods represented 40.9% of net sales, with total revenue from our packaged gas business representing 81.6% of net sales. In comparison, packaged gases and cylinder rental revenue represented 41.4% of net sales for the first quarter 2004 and hard goods represented 40.3% of net sales, with total revenue from our packaged gas business representing 81.7% of net sales. Sales of hard goods increased $2.4 million, or 16.7%, from the first quarter 2004 to the first quarter 2005, reflecting the impact of the Plymouth Wayne acquisition, increased demand from the improved economy. Packaged gases and cylinder rent increased $2.0 million, or 12.9%, reflecting the impact of the Plymouth Wayne acquisition and increased demand from the improved economy and increased prices. Propane sales represented 18.4% of net sales in the first quarter 2005 compared to 18.3% of net sales in the first quarter 2004. Propane sales increased $1.1 million, or 16.5%, in the first quarter 2005 compared to the 2004 period due primarily to price increases. In addition, propane volume increased 1.3% for the quarter compared to the prior period.
     Our cost of products sold increased $3.0 million, or 17.7%, to $19.9 million for the first quarter 2005 compared to $16.9 million for the first quarter 2004. The Plymouth Wayne acquisition made during the last twelve months contributed $1.7 million of the change while same-store cost of products sold increased $1.3 million. Cost of products sold as a percentage of net sales increased to 47.8% for the first quarter 2005 from 46.7% for the first quarter 2004. This increase was principally the result of sales prices increasing at a higher rate than cost increases for hard goods, packaged gases and cylinder rental, partially offset by higher propane costs as a percentage of net sales.
     Operating, distribution and administrative expenses increased $2.1 million, or 15.4%, to $15.5 million in the first quarter 2005 compared to $13.4 million in the 2004 period. Of this increase, $1.2 million was related to acquired businesses while base business expenses increased $0.9 million. Operating, distribution and administrative expenses increased as distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in personnel costs, building and equipment rent and bad debt expense. During the current quarter, the Company recorded approximately $52,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $128,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants, exercises and other factors. Operating, distribution and administrative expenses as a percentage of sales were 37.1% for the first quarter 2005 compared to 37.0% for the first quarter 2004.
     Depreciation expense increased $0.2 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and the Plymouth Wayne acquisition.
     Amortization of intangibles decreased $0.1 million to $0.2 million in the first quarter 2005 compared to $0.3 million in the first quarter 2004. This decrease was primarily the result of certain intangibles becoming fully amortized.
     Interest expense decreased $0.3 million, or 25.8%, to $0.9 million for the first quarter 2005 compared to $1.2 million in the first quarter 2004, reflecting primarily reduced outstanding debt balances and the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the first quarter 2005 increased to 39.0% compared to 38.0% in the first quarter 2004.
     For the reasons stated above, our net income increased $0.5 million, or 30.2%, to $2.0 million for the first quarter 2005 compared to $1.6 million for the first quarter 2004. Fully diluted earnings per share increased to $0.21 for the first quarter 2005 compared to $0.16 for the first quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
     At September 30, 2005, we had working capital of approximately $12.5 million, as compared to $10.9 million as of June 30, 2005, reflecting primarily an increase in accounts receivable, inventory levels and available cash. Funds provided by operations for the three months ended September 30, 2005 were approximately $3.6 million, as compared to $4.9 million for the three months ended September 30, 2004. This decrease of $1.3 million is attributable to the $3.1 million increase in accounts payable, increased accounts receivable and inventory of $2.5 million offset by positive cash flow from other operating assets and liabilities. Funds used for investing activities were approximately $2.6 million for the three months ended September 30, 2005 consisting primarily of capital spending, as compared to $3.0 million for three months ended September 30, 2004. The Company anticipates capital expenditures of approximately $8.5 million for fiscal year June 30, 2006. Funds used for financing activities for the three months ended September 30, 2005 were approximately $0.5 million as net borrowings of $13.8 million and proceeds of $0.2 million from a bank overdraft were more than offset by debt repayment of $14.0 million and a distribution by the variable interest entities of $0.5 million. The Company’s cash balance increased $0.7 million during the three months ended September 30, 2005 to $2.0 million.
     At September 30, 2005, we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	9 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$64,364	$3,001	$57,791	$1,401	$2,171
Estimated Interest Payments	16,951	2,376	8,823	5,624	128
Interest Rate Swap Payments	4,501	1,688	2,813	—	—
Interest Rate Swap Receipts	(3,330)	(1,249)	(2,081)	—	—
Operating Leases, Net of Intercompany Eliminations	8,910	1,091	4,586	3,233	—
Purchase Obligations	1,284	1,284	—	—	—

Total Obligations	$92,680	$8,191	$71,932	$10,258	$2,299

     Certain of these obligations are sensitive to changes in interest rates including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month Libor rate in effect at the reporting date. No assumptions have been made for future changes in the one month Libor rate. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at September 30, 2005 and June 30, 2005 consist primarily of deferred revenue related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
     The table above does not include contractual obligations which the Company will be liable for, resulting from the previously announced acquisition of Reynolds Welding Supply Company Inc., and its subsidiaries. This acquisition closed on October 31, 2005.
     On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement. On October 31, 2005, the Company entered into an agreement to increase the outstanding credit available under the above revolving note by $15 million to $90 million.
     The weighted average interest rate for substantially all of the borrowings under the credit facility was 4.88% as of September 30, 2005. As of September 30, 2005,

availability under the revolving loan was approximately $19.5 million, with outstanding borrowings of approximately $54.4 million and outstanding letters of credit of approximately $1.1 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of September 30, 2005, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.1 million at September 30, 2005. The carrying value of the land and buildings that secure this debt was approximately $7.6 million as of September 30, 2005. This debt carries various interest rates ranging from 3.3% to 6.0% and various maturities from 2005 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.
     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of September 30, 2005 was $1.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley’s credit facility.
     The schedule of maturities by segment as of September 30, 2005 of our debt is as follows:

		Variable
		Interest
Fiscal year ending June 30,	Valley	Entities	Company
Remainder of 2006	$652,548	$2,348,260	$3,000,808
2007	$661,160	$745,379	$1,406,539
2008	$250,013	$765,441	$1,015,454
2009	$54,580,942	$788,148	$55,369,090
2010	$61,709	$704,906	$766,615
2011	$32,024	$602,852	$634,876
Thereafter	$—	$2,170,447	$2,170,447

Total	$56,238,396	$8,125,433	$64,363,829

     The table above does not include any debt which the Company will be liable for, resulting from the previously announced acquisition of Reynolds Welding Supply Company Inc., and its subsidiaries. This acquisition closed on October 31, 2005.
     We enter into contractual agreements in the ordinary course of business to hedge its exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.
     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of September 30, 2005, we had $45.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 5.0% versus a receive rate of 3.7% at September 30, 2005.

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
New Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective July 1, 2005 and no current period charges were required to be recognized.
     In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position did not materially affect our financial statements.
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. The effective date of this statement is not yet determined, but is likely to occur in our fiscal year 2006. We believe that our current segment reporting complies with EITF No. 04-10 and anticipate no significant changes upon adoption.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about Valley’s derivative financial instruments and other financial instruments at September 30, 2005 that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of					There		Fair
	2006	2007	2008	2009	2010	After	Total	Value
	(In Thousands)
Liabilities
Long term debt – Valley
Fixed rate	$652	$661	$250	$163	$62	$32	$1,820	$1,647
Average interest rate	7.40%	6.80%	6.85%	5.46%	5.34%	4.90%	—	—
Variable rate	—	—	—	$54,418	—	—	$54,418	$54,418
Average interest rate	—	—	—	4.88%	—	—	—	—
Long term debt - Variable Interest Entities mortgage debt
Fixed rate	$2,348	$745	$766	$788	$705	$2,773	$8,125	$6,871
Average interest rate	4.65%	5.45%	4.43%	4.47%	4.50%	4.35%	—
Interest rate swaps
Variable to fixed	$45,000	$—	$—	$—	$—	$—	$—	$128
Average pay rate	5.0%	—	—	—	—	—	—
Average receive rate	3.7%	—	—	—	—	—	—
Commitments
Operating leases	$2,939	$4,008	$4,082	$4,184	$4,288	$4,395	$23,896
Intercompany elimination (1)	(1,848)	(2,499)	(2,562)	(2,626)	(2,692)	(2,759)	(14,986)

Company total	$1,091	$1,509	$1,520	$1,558	$1,596	$1,636	$8,910

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at September 30, 2005.
     The table above does not include any derivative financial instruments, other financial instruments or debt obligations which the Company will be liable for, resulting from the previously announced acquisition of Reynolds Welding Supply Company Inc., and its subsidiaries. This acquisition closed on October 31, 2005.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, William A. Indelicato, and its Chief Financial Officer, James P. Hart, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
     (b) Changes in Internal Controls
     During the fiscal quarter covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibit Index
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

VALLEY NATIONAL GASES INCORPORATED

November 14, 2005	/s/ James P. Hart
James P. Hart
Chief Financial Officer and Duly Authorized Officer