Form 10-Q
period 2005-12-31
VALLEY NATIONAL GASES INC
filed 2006-02-15
CIK 1030715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-15191
Valley National Gases Incorporated
(Exact name of registrant as specified in its charter)

\
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer  ☐     Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2006
Common stock, $0.001 par value	9,641,999

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2005	2005
		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,322,397	$3,504,278
Accounts receivable, net of allowance for doubtful accounts of $672,822 and $962,213, respectively	16,956,510	27,742,640
Inventory	9,868,974	11,741,902
Prepaids and other	1,036,410	1,473,399
Current deferred tax asset	1,774,379	1,722,153
Prepaid and refundable taxes	1,471,519	—

Total current assets	32,430,189	46,184,372

PROPERTY, PLANT AND EQUIPMENT:
Land	2,099,915	2,197,415
Buildings and improvements	21,416,658	22,886,914
Equipment	100,332,506	116,212,516
Transportation equipment	19,249,082	21,269,917
Furniture and fixtures	8,756,310	9,261,143

Total property, plant and equipment	151,854,471	171,827,905

Accumulated depreciation	(57,737,096)	(60,895,772)

Net property, plant and equipment	94,117,375	110,932,133

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315 and $7,787,752, respectively	2,607,058	4,203,651
Goodwill	45,482,910	55,260,652
Deposits and other assets	448,429	550,989

Total other assets	48,538,397	60,015,292

TOTAL ASSETS	$175,085,961	$217,131,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2005
		(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,674,444	$4,197,702
Bank overdraft	—	100,992
Accounts payable	8,679,057	12,914,253
Accrued compensation and employee benefits	4,181,792	4,108,641
Interest rate derivatives	196,741	—
Other current liabilities	4,840,217	7,102,302

Total current liabilities	21,572,251	28,423,890

LONG-TERM DEBT, less current maturities	60,925,763	83,859,216
DEFERRED TAX LIABILITY	26,935,848	33,198,411
OTHER LONG-TERM LIABILITIES	670,615	731,381

Total liabilities	110,104,477	146,212,898

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,118,999	4,802,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share— Authorized, 5,000,000 shares, none Issued or Outstanding	—	—
Common stock, par value, $.001 per share- Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,574,999 and 9,617,674 shares, respectively	9,620	9,620
Paid-in-capital	19,160,327	19,302,562
Retained earnings	41,185,428	46,650,576
Accumulated other comprehensive (loss) income	(118,806)	173,608
Treasury stock at cost, 45,085 and 2,410 shares, respectively	(374,084)	(19,996)

Total stockholders’ equity	59,862,485	66,116,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,085,961	$217,131,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2005
NET SALES	$43,203,376	$56,418,116
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	20,635,179	28,426,906
Operating, distribution and administrative	13,672,585	17,443,236
Depreciation	1,751,240	2,005,534
Amortization of intangibles	278,559	219,580
Loss (gain) on disposal of assets	43,113	(27,557)

Total costs and expenses	36,380,676	48,067,699

INCOME FROM OPERATIONS	6,822,700	8,350,417

INTEREST EXPENSE	1,148,207	1,181,615
OTHER INCOME, NET	138,364	115,348

EARNINGS BEFORE MINORITY INTEREST	5,812,857	7,284,150
MINORITY INTEREST	178,895	187,338

NET EARNINGS BEFORE TAXES	5,633,962	7,096,812
PROVISION FOR INCOME TAXES	2,140,905	2,706,102

NET EARNINGS	$3,493,057	$4,390,710

BASIC EARNINGS PER SHARE	$0.37	$0.46
DILUTED EARNINGS PER SHARE	$0.36	$0.45
WEIGHTED AVERAGE SHARES:
Basic	9,492,746	9,596,067
Diluted	9,655,223	9,752,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,
	2004	2005
NET SALES	$79,403,892	$98,081,347
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	37,549,164	48,378,808
Operating, distribution and administrative	27,208,373	32,880,477
Depreciation	3,323,367	3,797,916
Amortization of intangibles	622,277	458,437
Loss (gain) on disposal of assets	61,272	(65,015)

Total costs and expenses	68,764,453	85,450,623

INCOME FROM OPERATIONS	10,639,439	12,630,724

INTEREST EXPENSE	2,348,198	2,072,571
OTHER INCOME, NET	241,136	320,541

EARNINGS BEFORE MINORITY INTEREST	8,532,377	10,878,694
MINORITY INTEREST	376,844	444,479

NET EARNINGS BEFORE TAXES	8,155,533	10,434,215
PROVISION FOR INCOME TAXES	3,099,102	4,007,690

NET EARNINGS	$5,056,431	$6,426,525

BASIC EARNINGS PER SHARE	$0.53	$0.67
DILUTED EARNINGS PER SHARE	$0.53	$0.66
WEIGHTED AVERAGE SHARES:
Basic	9,489,221	9,586,274
Diluted	9,631,073	9,737,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the periods ended June 30, 2005 and December 31, 2005

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCE, June 30, 2004	9,620,084	9,620	155,500	(1,291,633)	18,905,761	(1,184,309)	29,668,686	46,108,125	—
Net earnings	—	—	—	—	—	—	12,370,670	12,370,670	$12,370,670
Dividend paid, per share $0.09	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(110,415)	917,549	(142,575)	—	—	774,974	—
Tax benefit from exercise of stock options	—	—	—	—	397,141	—	—	397,141	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $665,159	—	—	—	—	—	997,739	—	997,739	997,739
Reclassification of unrealized gains on derivatives, net of tax provision of $45,176	—	—	—	—	—	67,764	—	67,764	67,764

BALANCE, June 30, 2005	9,620,084	9,620	45,085	(374,084)	19,160,327	(118,806)	$41,185,428	$59,862,485	13,436,173

Net earnings	—	—	—	—	—	—	6,426,525	6,426,525	6,426,525
Dividend paid, per share $0.10	—	—	—	—	—	—	(961,377)	(961,377)	—
Exercise of stock options	—	—	(42,675)	354,088	(80,111)	—	—	273,977	—
Tax benefit from exercise of stock options	—	—	—	—	124,098	—	—	124,098	—
Non-cash stock compensation expense	—	—	—	—	98,248	—	—	98,248	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $194,436	—	—	—	—	—	291,654	—	291,654	291,654
Reclassification of unrealized gains on derivatives, net of tax provision of $507	—	—	—	—	—	760	—	760	760

BALANCE, December 31, 2005 (unaudited)	9,620,084	$9,620	2,410	$(19,996)	$19,302,562	$173,608	$46,650,576	$66,116,370	$6,718,939

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2004	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,011,247	$7,790,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	47,420	122,882
Purchases of property and equipment	(5,783,471)	(4,937,688)
Business acquisitions, net of cash acquired	___	(23,715,018)

Net cash used by investing activities	(5,736,051)	(28,529,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,800,455	50,914,568
Principal payments on borrowings	(29,139,337)	(27,607,858)
Proceeds (repayment) of bank overdraft	(668,046)	100,992
Dividend paid	(853,928)	___
Proceeds from exercise of stock options	218,024	273,977
Variable interest entity distribution	(802,107)	(760,950)

Net cash provided (used) by financing activities	(444,939)	22,920,729

NET CHANGE IN CASH AND CASH EQUIVALENTS	830,257	2,181,881

CASH AND CASH EQUIVALENTS, beginning of period	549,002	1,322,397

CASH AND CASH EQUIVALENTS, end of period	$1,379,259	$3,504,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION:
     The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and wholly-owned subsidiaries and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”). The term “Valley” as used throughout this document is used to indicate Valley National Gases Incorporated and wholly-owned subsidiaries. The term “the Company” as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, the Company has two reportable segments: Valley and Variable Interests Entities. (See Note 9)
     The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company’s audited consolidated financial statements for the year ended June 30, 2005.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in Valley’s 2005 Annual Report on Form 10-K filed on September 28, 2005. Other than the adoption of SFAS 123R, “Accounting for Stock Based Compensation”, and SFAS 151, “Inventory Costs”, as discussed below, there have been no significant changes in accounting policies or the application thereof during the first six months of fiscal 2006.
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
     The roll-forward of the allowance for doubtful accounts as of December 31 is as follows:

	2004	2005
Balance, June 30	$747,309	$672,822
Write-off of doubtful accounts	(185,025)	(178,732)
Provision for doubtful accounts	299,187	468,123

Balance, December 31	$861,471	$962,213

INVENTORY
     Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in first-out basis.
     The components of inventory are as follows:

	June 30,	December 31,
	2005	2005
		(Unaudited)
Hard goods	$8,258,169	$10,196,437
Gases	2,010,299	2,538,361
Reserves	(399,494)	(992,896)

	$9,868,974	$11,741,902

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
SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $12,688,000 and $10,590,000 for the six months ended December 31, 2005 and 2004, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $984,000 and $728,000 for the six months ended December 31, 2005 and 2004, respectively, and is included in depreciation expense.

     Third party freight costs relating to the delivery of products to customers totaled $309,984 and $286,416 for the six months ended December 2005 and 2004, respectively, and were classified as operating, distribution and administrative expenses.
     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $9,381,000 and $7,617,000 for the six months ended December 2005 and 2004, respectively.
STOCK-BASED COMPENSATION
     Effective July 1, 2005, the Company adopted the Statement of Financial Accounting Standards SFAS No. 123R to account for its stock-based compensation plan. Prior to July 1, 2005, the Company accounted for its stock based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee costs were not reflected in operating results for any period as the exercise price of all options granted was equal to or greater than the market value of the underlying common stock on the grant date. This adoption included the guidance provided in FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That allow for Cash Settlement upon the Occurrence of a Contingent Event, which were issued in August, October and November of 2005, and February 2006.
     Under SFAS No. 123R, the Company recognizes the compensation expense of a stock option award over the vesting period of the grant based on the fair value of the award under the prospective method as of the grant date. All options granted under the plan expire ten years after the grant date and vest three years after the grant date. The Company estimated the fair value of each of its awards on the grant date using the Black-Scholes option pricing model.
     During the six months ended December 31, 2005, the Company recorded approximately $98,000 as compensation expense related to stock options. If Valley had elected to recognize compensation cost for their stock options for the six months ended December 30, 2004, under SFAS 123R, compensation expense would have been $42,672. If recorded, this expense would not have resulted in a change in earnings per share of $0.53. No options were granted or modified during the current fiscal year. Unrecognized compensation expense amounted to approximately $260,000 at December 31, 2005, of which approximately $82,000 is expected to be recorded during the balance of fiscal year 2006. Total stock compensation expense in the remainder of fiscal year 2006 could vary based upon future grants.
INCOME TAXES
     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were recorded for the deferred tax assets as of December 31, 2005 and June 30, 2005. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

VARIABLE INTEREST ENTITIES
     The Company leases buildings and equipment and rents cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease, LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), we consolidated the financial statements of these related entities.
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
     In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position did not materially affect our effective tax rate.
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement is effective for fiscal years ending after September 15, 2005. Management is in the process of evaluating the impact the issue will have on the Company’s results of operations and financial position.
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
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	December 31,
	2004	2005
Non-cash financing activity and investing activity __
Dividend payable	—	961,377
Non-cash adjustment to goodwill	—	570,221
Fixed asset purchases in accounts payable	159,505	270,656
RECLASSIFICATIONS
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.
4. ACQUISITIONS:
     Valley acquires businesses engaged in the distribution of industrial, medical and specialty gases, related welding supplies and accessories and propane.

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
     On October 31, 2005, Valley acquired Reynolds (“Reynolds”) Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin City Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases and cylinder rental and 47% was from hard goods and welding supplies. The results of operations of Reynolds are included in the Company’s condensed consolidated statements of operations for the period from November 1, 2005 to December 31, 2005.
     On December 1, 2005, Valley acquired United Propane Services, LLC. (“United”), a propane distributor with a single operating location, plus two satellite storage locations in north-central Pennsylvania, for a purchase price of $2.3 million. In calendar year 2004, United had sales of approximately $2.2 million. The results of operations of United are included in the Company’s condensed consolidated statements of operations for the period from December 1, 2005 to December 31, 2005.
     The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisitions (in thousands):

Cash and cash equivalents	$424
Accounts receivable	2,724
Inventory	2,374
Fixed assets including cylinders, bulk tanks and other equipment	15,273
Non-compete agreements	374
Customer relationships	1,682
Goodwill	9,201
Accounts payable	(842)
Accrued compensation	(167)
Other liabilities	(1,440)
Deferred income taxes	(5,012)
Debt	(374)

Net assets acquired	$24,217
Professional fees paid	(78)
Cash acquired	(424)

Total purchase price	$23,715
     The fixed assets acquired were assigned useful lives consistent with Valley’s previously owned assets while customer relationships were assigned a useful life of 20 years and will be amortized on a straight line basis. As these acquisitions were completed in the current quarter, the purchase price allocations are estimated and subject to change, as well as post-closing adjustments which may occur in the fourth quarter of fiscal 2006. Approximately $0.3 million of the $9.2 million of goodwill acquired will be deductible for tax purposes.
     The following summarized unaudited pro forma results of operations for the six months ended December 31, 2005, illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of the fiscal year. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

	Six Months Ended
	December 31,
	2005	2004
Net sales	$106,361,000	$90,427,000
Net earnings before income taxes	10,340,000	8,453,000
Pro forma net earnings	6,368,000	5,338,000
Pro forma diluted earnings per share	$0.65	$0.55
5. GOODWILL AND INTANGIBLE ASSETS:
     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangibles, other than goodwill, consist of noncompete agreements, consulting agreements and customer relationships for which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2005 and December 31, 2005, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

		Accumulated		Accumulated
	Gross	Amortization		Amortization	Weighted
	Amount	as of	Gross Amount as of	as of	Average
	as of	June 30,	December 31, 2005	December 31, 2005	Amortization Period
	June 30, 2005	2005	(unaudited)	(unaudited)	(years)
Non-competition agreements	$8,443,480	$7,196,332	$8,816,980	$7,579,234	9.0
Consulting agreements	150,000	70,833	150,000	95,833	3.0
Customer relationships	1,342,893	62,150	3,024,423	112,685	17.5

Total	$9,936,373	$7,329,315	$11,991,403	$7,787,752

     Amortization expense for the six months ended December 31, 2005 totaled $458,437. Estimated amortization expense for the remainder of fiscal 2006 as of December 31, 2005 and the next five fiscal years is summarized as follows:

Fiscal year Ending
June 30,
Remainder of 2006	$315,461
2007	$610,089
2008	$568,839
2009	$297,625
2010	$188,588
2011	$188,588
     The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows:

Balance as of June 30, 2005	$45,482,910
Goodwill acquired and final purchase price adjustments	9,777,742

Balance as of December 31, 2005	$55,260,652

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

     The value of assets acquired were subject to a post-closing adjustment which occurred in the second quarter fiscal 2006, in the amount of $570,000 which consisted primarily of changes in fixed asset values, intangible assets and the related tax effect.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2005	2004	2005
Net earnings available for common stock	$3,493,057	$4,390,710	$5,056,431	$6,426,525

Basic earnings per common share:
Weighted average common shares	9,492,746	9,596,067	9,489,221	9,586,274

Basic earnings per common share	$0.37	$0.46	$0.53	$0.67

Diluted earnings per common share:
Weighted average common shares	9,492,746	9,596,067	9,489,221	9,586,274

Shares issuable from assumed conversion of common stock equivalents	162,477	156,720	141,852	151,241

Weighted average common and common equivalent shares	9,655,223	9,752,787	9,631,073	9,737,515

Diluted earnings per common share	$0.36	$0.45	$0.53	$0.66

     All options to purchase shares of common stock during the three and six months ended December 31, 2005 and 2004, respectively, were included in the computation of diluted earnings per common share as the options’ exercise price was less than the average market price of the common stock for the respective periods. The weighted average common and common equivalent shares outstanding were calculated in accordance with SFAS 123R.
7. LEASE OBLIGATIONS
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
     The Company renewed certain lease arrangements during the first six months of fiscal year 2006. Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2006 and each of the next five fiscal years are as follows:

Fiscal year ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2006	$2,063,266	$25,350	$2,088,616	$1,231,843	$856,773
2007	4,172,887	26,100	4,198,987	2,499,433	1,699,554
2008	4,277,210	—	4,277,210	2,561,919	1,715,291
2009	4,384,140	—	4,384,140	2,625,967	1,758,173
2010	4,493,743	—	4,493,743	2,691,616	1,802,127
2011	4,606,087	—	4,606,087	2,758,907	1,847,180

Totals	$23,997,333	$51,450	$24,048,783	$14,369,685	$9,679,098

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities”.
8. COMMITMENTS AND CONTINGENCIES
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
     Valley leases buildings and equipment and rents cylinders from related parties, including the sole shareholder prior to Valley’s initial public offering and corporations owned by such sole shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) were required to be consolidated pursuant to common control provisions under FIN 46R (see Note 9). These lease agreements have various maturity dates through April 2013.
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
9. VARIABLE INTEREST ENTITIES
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
     Based upon FIN 46R, in situations where no contractual residual value guarantees exist, a related party lease is presumed to contain an implied residual value guarantee. Therefore, as a result of the implied residual value guarantee, Valley is considered the primary beneficiary of the related party lease agreements, and management concluded that each of these entities represent a variable interest entity under the provisions of FIN 46R. Accordingly, Valley has consolidated the historical balance sheet of the entities as of March 31, 2004, the date of adoption of the consolidation provision of FIN 46R. All intercompany balances have been eliminated in consolidation.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $9.1 million at December 31, 2005. The carrying value of the land and buildings that secure this debt was approximately $7.7 million as of December 31, 2005. This debt carries various interest rates ranging from 3.3% to 7.3% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman, Gary E. West.

     The following table shows the consolidating balance sheet of the Company at December 31, 2005:
A S S E T S

	As of December 31, 2005
	(unaudited)
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT ASSETS:
Cash and cash equivalents	$2,621,427	$882,851	$—	$3,504,278
Accounts receivable, net of allowance for doubtful accounts of $962,213	27,610,264	250,072	(117,696)	27,742,640
Inventory	11,741,902	—	—	11,741,902
Prepaids and other	1,462,135	11,264	—	1,473,399
Current deferred tax asset	1,722,153	—	—	1,722,153
Refundable taxes	—	—	—	—

Total current assets	45,157,881	1,144,187	(117,696)	46,184,372

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,022,415	—	2,197,415
Buildings and improvements	8,400,643	14,486,271	—	22,886,914
Equipment	114,814,863	1,397,653	—	116,212,516
Transportation equipment	21,096,668	173,249	—	21,269,917
Furniture and fixtures	9,078,487	182,656	—	9,261,143

Total property, plant and equipment	153,565,661	18,262,244	—	171,827,905

Accumulated depreciation	(55,968,756)	(4,927,016)	—	(60,895,772)

Net property, plant and equipment	97,596,905	13,335,228	—	110,932,133

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,787,752	4,203,651	—	—	4,203,651
Goodwill	55,260,652	—	—	55,260,652
Deposits and other assets	537,247	13,742	—	550,989

Total other assets	60,001,550	13,742	—	60,015,292

TOTAL ASSETS	$202,756,336	$14,493,157	$(117,696)	$217,131,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

	As of December 31, 2005
	(unaudited)
		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT LIABILITIES:

Current maturities of long-term debt	$927,660	$3,270,042	$—	$4,197,702
Bank overdraft	—	100,992	—	100,992
Accounts payable	12,603,623	310,630	—	12,914,253
Accrued compensation and employee benefits	4,106,160	2,481	—	4,108,641
Other current liabilities	7,032,616	187,382	(117,696)	7,102,302

Total current liabilities	24,670,059	3,871,527	(117,696)	28,423,890

LONG-TERM DEBT, less current maturities	78,040,115	5,819,101	—	83,859,216
DEFERRED TAX LIABILITY	33,198,411	—	—	33,198,411
OTHER LONG-TERM LIABILITIES	731,381	—	—	731,381

Total liabilities	136,639,966	9,690,628	(117,696)	146,212,898

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	4,802,529	4,802,529

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share— Authorized, 5,000,000 shares, none Issued or Outstanding
Common stock, par value, $.001 per share— Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,617,674 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,302,562	335,985	(335,985)	19,302,562
Retained earnings	46,650,576	4,462,744	(4,462,744)	46,650,576
Accumulated other comprehensive income (loss)	173,608	—	—	173,608
Treasury stock at cost, 2,410 shares	(19,996)	—	—	(19,996)

Total stockholders’ equity	66,116,370	4,802,529	(4,802,529)	66,116,370

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,756,336	$14,493,157	$(117,696)	$217,131,797

     The following table shows the consolidating balance sheet of the Company at June 30, 2005:
A S S E T S

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
Issued, 9,620,084 shares, Outstanding, 9,574,999 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,160,327	335,985	(335,985)	19,160,327
Retained earnings	41,185,428	4,779,214	(4,779,214)	41,185,428
Accumulated other comprehensive income (loss)	(118,806)	—	—	(118,806)
Treasury stock at cost, 45,085 shares	(374,084)	—	—	(374,084)

Total stockholders’ equity	59,862,485	5,118,999	(5,118,999)	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,350,966	$13,852,691	$(117,696)	$175,085,961

     The following table shows the consolidating income statement of the Company for the six months ended December 31, 2005 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$98,081,347	$1,187,890	$(1,187,890)	$98,081,347
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	48,378,808	—	—	48,378,808
Operating, distribution and administrative	33,647,716	420,651	(1,187,890)	32,880,477
Depreciation	3,507,919	289,997	—	3,797,916
Amortization of intangibles	458,437	—	—	458,437
Gain on disposal of assets	(36,332)	(28,683)	—	(65,015)

Total costs and expenses	85,956,548	681,965	(1,187,890)	85,450,623

INCOME FROM OPERATIONS	12,124,799	505,925	—	12,630,724

INTEREST EXPENSE	1,898,323	174,248	—	2,072,571
OTHER INCOME, NET	207,739	112,802	—	320,541

EARNINGS BEFORE MINORITY INTEREST	10,434,215	444,479	—	10,878,694
MINORITY INTEREST	—	444,479	—	444,479

NET EARNINGS BEFORE TAXES	10,434,215	—	—	10,434,215
PROVISION FOR INCOME TAXES	4,007,690	—	—	4,007,690

NET EARNINGS	$6,426,525	$—	$—	$6,426,525

     The following table shows the consolidating income statement of the Company for the six months ended December 31, 2004 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$79,403,892	$1,024,797	$(1,024,797)	$79,403,892

COSTS AND EXPENSES
Cost of products sold, excluding Depreciation	37,549,164	—	—	37,549,164
Operating, distribution and Administrative	27,839,849	393,321	(1,024,797)	27,208,373
Depreciation	3,060,000	263,367	—	3,323,367
Amortization of intangibles	622,221	56	—	622,277
Loss on disposal of assets	61,272	—	—	61,272

Total costs and expenses	69,132,506	656,744	(1,024,797)	68,764,453

INCOME FROM OPERATIONS	10,271,386	368,053	—	10,639,439

INTEREST EXPENSE	2,241,782	106,416	—	2,348,198
OTHER INCOME, NET	125,929	115,207	—	241,136

EARNINGS BEFORE MINORITY INTEREST	8,155,533	376,844	—	8,532,377
MINORITY INTEREST	—	376,844	—	376,844

NET EARNINGS BEFORE TAXES	8,155,533	—	—	8,155,533
PROVISION FOR INCOME TAXES	3,099,102	—	—	3,099,102

NET EARNINGS	$5,056,431	—	—	$5,056,431

     The following table shows the consolidating income statement of the Company for the three months ended December 31, 2005 (unaudited):

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$56,418,116	$600,896	$(600,896)	$56,418,116
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	28,426,906	—	—	28,426,906
Operating, distribution and administrative	17,845,061	199,071	(600,896)	17,443,236
Depreciation	1,854,519	151,015	—	2,005,534
Amortization of intangibles	219,580	—	—	219,580
Loss on disposal of assets	(27,557)	—	—	(27,557)

Total costs and expenses	48,318,509	350,086	(600,896)	48,067,699

INCOME FROM OPERATIONS	8,099,607	250,810	—	8,350,417

INTEREST EXPENSE	1,081,301	100,314	—	1,181,615
OTHER INCOME, NET	78,506	36,842	—	115,348
EARNINGS BEFORE MINORITY INTEREST	7,096,812	187,338	—	7,284,150
MINORITY INTEREST	—	187,338	—	187,338

NET EARNINGS BEFORE TAXES	7,096,812	—	—	7,096,812
PROVISION FOR INCOME TAXES	2,706,102	—	—	2,706,102

NET EARNINGS	$4,390,710	—	—	$4,390,710

     The following table shows the consolidating income statement of the Company for the three months ended December 31, 2004 (unaudited):

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$43,203,376	$524,947	$(524,947)	$43,203,376
COSTS AND EXPENSES
Cost of products sold, excluding Depreciation	20,635,179	—	—	20,635,179
Operating, distribution and Administrative	14,006,145	191,387	(524,947)	13,672,585
Depreciation	1,590,000	161,240	—	1,751,240
Amortization of intangibles	278,531	28	—	278,559
Loss on disposal of assets	43,113	—	—	43,113

Total costs and expenses	36,532,968	352,655	(524,947)	36,380,676

INCOME FROM OPERATIONS	6,650,408	172,292	—	6,822,700

INTEREST EXPENSE	1,091,122	57,085	—	1,148,207
OTHER INCOME, NET	74,676	63,688	—	138,364
EARNINGS BEFORE MINORITY INTEREST	5,633,962	178,895	—	5,812,857
MINORITY INTEREST	—	178,895	—	178,895

NET EARNINGS BEFORE TAXES	5,633,962	—	—	5,633,962
PROVISION FOR INCOME TAXES	2,140,905	—	—	2,140,905

NET EARNINGS	$3,493,057	—	—	$3,493,057

10. SEGMENT DATA
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

     The Valley reportable segment operates 73 retail and distribution locations in 14 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Management considers each of the locations to be an operating segment as defined in Financial Accounting Standards Board (FASB) No. 131, however, none of these locations individually meet the quantitative thresholds stated in FASB No. 131 of 10% of revenue (or profits or assets) to be deemed a reportable segment. Since these operating segments are similar in products sold, types of customers, methods of distribution and regulatory environment, management concluded that these operating segments should be aggregated into one reporting segment in accordance with FASB No. 131.
     Identifiable assets by reporting segment are as follows (See Note 9):

	June 30,	December 31,
	2005	2005
Valley	$161,350,966	$202,756,336
Variable Interest Entities	13,734,995	14,375,461

Total assets	$175,085,961	$217,131,797

     Refer to Note 9 for revenue and income by reporting segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our cost of products sold include the direct cost of industrial, medical and specialty gases pursuant to supply arrangements and open purchase orders with four out of the five major gas producers in the United States, the purchase of hard goods from a number of vendors and the purchase of propane from one of the three major propane suppliers. Although the cost of the gases we sell is subject to formula pricing and variation based on market prices for such gases, because packaging, delivery and other service constitutes a substantial portion of the cost and the value of the packaged gases we provide our customers, we believe that we are not significantly exposed to decreased margins because of those variations.
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
ACQUISITIONS
     We believe that we have been successful in executing our strategy of growth through acquisitions, having completed over 33 acquisitions since 1997, the year of our initial public offering. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. For many acquisitions, we believe that projections of future cash flows justify payment of amounts in excess of the book or market value of the assets acquired, resulting in goodwill being recorded. Some acquisitions have had, and we expect that some future acquisitions may have, a dilutive effect upon our income from operations and income before tax for a period following their consummation. This dilution can occur because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and expected sales growth, occur over time. In most cases, the operating cash flow of an acquired business has been positive in a relatively short period of time after consummation of the acquisition.
     On October 31, 2005, Valley acquired Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin City Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases in cylinder rental and 47% was from hard goods and welding supplies.
     On December 1, 2005, Valley acquired United Propane Services, LLC., a propane distributor with a single operating location, plus two satellite storage locations in north-central Pennsylvania, for a purchase price of $2.3 million. In calendar year 2004, United had sales of approximately $2.2 million.
     In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 73 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate segments, and because all stores offer similar products and services, we report their results on an aggregate basis. We do maintain records of “same store sales,” which are sales from those stores that have been operated by us for both comparative periods. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.
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
     TRADE RECEIVABLES
     We estimate the collectability of our trade receivables. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of December 31, 2005 is adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.
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
     GOODWILL AND OTHER INTANGIBLE ASSETS
     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice (“USPAP”) for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions, control premiums and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future. No triggering events occurred during the current fiscal year.
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
     INCOME TAXES
     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We estimate and record additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions. In fiscal 2006, a manufacturing tax deduction provided for in the American Jobs Creation Act of 2004 is effective for the Company. In addition, revisions to the Ohio State tax law is effective for the current fiscal year.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold, excluding depreciation	50.4	47.8	49.3	47.3
Operating, distribution and administrative	30.8	31.6	33.5	34.3
Depreciation	3.6	4.1	3.8	4.1
Amortization of intangibles	0.4	0.6	0.5	0.8

Total costs and expenses	85.2	84.1	87.1	86.5

Income from operations	14.8	15.9	12.9	13.5

Interest expense	2.1	2.7	2.1	2.9
Other income, net	0.3	0.2	0.4	0.2

Earnings before minority interest	13.0	13.4	11.2	10.8
Minority interest	0.3	0.4	0.5	0.5

Net earnings before taxes	12.7	13.0	10.7	10.3
Provision for income taxes	4.8	5.0	4.1	3.9

Net earnings	7.9%	8.0%	6.6%	6.4%

RESULTS OF OPERATIONS
Comparison of Three Months Ended December 31, 2005 and 2004
     Our net sales increased $13.2 million, or 30.6%, to $56.4 million for the three months ended December 31, 2005 from $43.2 million for the three months ended December 31, 2004. Acquisitions made during the preceding twelve months contributed $6.5 million of the increase in net sales, while same-store sales increased $6.7 million, or 15.5%. Packaged gases and cylinder rental revenue represented 34.1% of net sales for the three months ended December 31, 2005 and hard goods represented 34.4% of net sales, with total revenue from our packaged gas business representing 68.5% of net sales. In comparison, packaged gases and cylinder rental revenue represented 34.1% of net sales for the three months ended December 31, 2004 and hard goods represented 35.0% of net sales, with total revenue from our packaged gas business representing 69.1% of net sales. Sales of hard goods increased $4.3 million, or 28.3%, from the three months ended December 31, 2004 to the three months ended December 31, 2005, reflecting the impact of acquisitions totaling $3.1 million and increased demand from the improved economy. Packaged gases and cylinder rent increased $4.5 million, or 30.5%, reflecting the impact of acquisitions totaling $3.0 million and increased demand from the improved economy and increased prices. Propane sales represented 31.5% of net sales in the three months ended December 31, 2005 compared to 30.9% of net sales in the three months ended December 31, 2004. Propane sales increased $4.4 million, or 33.2%, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due primarily to price increases. In addition, propane volume increased 12.5% for the three months ended December 31, 2005 compared to the prior period which included approximately 3.4% related to acquisitions made during the current period.
     Our cost of products sold increased $7.8 million, or 37.6%, to $28.4 million for the three months ended December 31, 2005 compared to $20.6 million for the three months ended December 31, 2004. Acquisitions made during the last twelve months contributed $3.4 million of the change while same-store cost of products sold increased $4.4 million. Cost of products sold as a percentage of net sales increased to 50.4% for the three months ended December 31, 2005 from 47.8% for the first quarter 2004. This increase in cost of products sold as a percentage of sales is primarily the result of increased propane costs, partially offset by increased sale prices.
     Operating, distribution and administrative expenses increased $3.8 million, or 27.6%, to $17.4 million in the three months ended December 31, 2005 compared to $13.6 million in the three months ended December 31, 2004. Of this increase, $2.4 million was related to acquired businesses while base business expenses increased $1.4 million. Operating, distribution and administrative expenses increased as distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in personnel costs, building and equipment rent and bad debt expense. During the current quarter, the Company recorded approximately $46,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $82,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants, exercises and other factors. Operating, distribution and administrative expenses as a percentage of sales were 30.8% for the three months ended December 31, 2005 compared to 31.6% for the three months ended December 31, 2004.
     Depreciation expense increased $0.3 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and acquisitions.
     Amortization of intangibles decreased $0.1 million to $0.2 million for the three months ended December 31, 2005 compared to $0.3 million for the three months ended December 31, 2004. This decrease was primarily the result of certain intangibles becoming fully amortized.
     Interest expense remained the same at $1.2 million for the three months ended December 31, 2005 and December 31, 2004, respectively. Higher outstanding debt balances and higher current interest rates were offset by the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the three months ended December 31, 2005 increased to 38.1% compared to 38.0% in the three months ended December 31, 2004.
     For the reasons stated above, our net income increased $0.9 million, or 26.9%, to $4.4 million for the three months ended December 31, 2005 compared to $3.5 million for the three months ended December 31, 2004. Fully diluted earnings per share increased to $0.45 for the first quarter 2005 compared to $0.36 for the three months ended December 31, 2004.
Comparison of Six Months Ended December 31, 2005 and 2004
     Our net sales increased $18.7 million, or 23.5%, to $98.1 million for the six months ended December 31, 2005 from $79.4 million for the six months ended December 31, 2004. Acquisitions made during the preceding twelve months contributed $9.7 million of the increase in net sales, while same-store sales increased $9.0 million, or 11.2%. Packaged gases and cylinder rental revenue represented 36.9% of net sales for the six months ended December 31, 2005 and hard goods represented 37.1% of net sales, with total revenue from our packaged gas business representing 74.0% of net sales. In comparison, packaged gases and cylinder rental revenue represented 37.4% of net sales for the six months ended December 31, 2004 and hard goods represented 37.4% of net sales, with total revenue from our packaged gas business representing 74.8% of net sales. Sales of hard goods increased $6.7 million, or 22.6%, from the six months ended December 31, 2004 to the six months ended December 31, 2005, reflecting the impact of acquisitions totaling $4.8 million, increased demand from the improved economy. Packaged gases and cylinder rent increased $6.4 million, or 21.6%, reflecting the impact of acquisitions totaling $4.4 million and increased demand from the improved economy and increased prices. Propane sales represented 26.0% of net sales in the six months ended December 31, 2005 compared to 25.2% of net sales in the six months ended December 31, 2004. Propane sales increased $5.5 million, or 27.7%, in the six months ended December 31, 2005 compared to the 2004 period due primarily to price increases. In addition, propane volume increased 8.4% for the six months compared to the prior period which included approximately 2.2% related to acquisitions made during the current period.
     Our cost of products sold increased $10.8 million, or 28.7%, to $48.4 million for the six months ended December 31, 2005 compared to $37.6 million for the six months ended December 31, 2004. Acquisitions made during the last twelve months contributed $5.1 million of the change while same-store cost of products sold increased $5.7 million. Cost of products sold as a percentage of net sales increased to 49.3% for the six months ended December 31, 2005 from 47.3% for the six months ended December 31, 2004. This increase in cost of products sold as a percentage of sales is primarily the result of increased propane costs, partially offset by increased sale prices.
     Operating, distribution and administrative expenses increased $5.7 million, or 20.8%, to $32.9 million in the six months ended December 31, 2005 compared to $27.2 million in the 2004 period. Of this increase, $3.6 million was related to acquired businesses while base business expenses increased $2.1 million. Operating, distribution and administrative expenses increased as distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in personnel costs, building and equipment rent and bad debt expense. During the current six months, the Company recorded approximately $98,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $82,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants and other factors. Operating, distribution and administrative expenses as a percentage of sales were 33.5% for the six months ended December 31, 2005 compared to 34.3% for the six months ended December 31, 2004.
     Depreciation expense increased $0.5 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and acquisitions.
     Amortization of intangibles decreased $0.2 million to $0.4 million in the six months ended December 31, 2005 compared to $0.6 million in the six months ended December 31, 2004. This decrease was primarily the result of certain intangibles becoming fully amortized.
     Interest expense decreased $0.3 million, or 11.7%, to $2.1 million for the six months ended December 31, 2005 compared to $2.4 million in the six months ended December 31, 2004. Higher outstanding debt balances and higher current interest rates were offset by the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the six months ended December 31, 2005 increased to 38.4% compared to 38.0% in the six months ended December 31, 2004.
     For the reasons stated above, our net income increased $1.4 million, or 27.9%, to $6.5 million for the six months ended December 31, 2005 compared to $5.1 million for the six months ended December 31, 2004. Fully diluted earnings per share increased to $0.66 for the six months ended December 31, 2005 compared to $0.53 for the six months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
     At December 31, 2005, we had working capital of approximately $17.8 million, as compared to $10.9 million as of June 30, 2005, reflecting primarily an increase in accounts receivable, inventory levels and available cash resulting from acquisitions made for the six month period. Funds provided by operations for the six months ended December 31, 2005 were approximately $7.8 million, as compared to $7.0 million for the six months ended December 31, 2004. This increase of $0.8 million is attributable to the $1.4 million increase in net earnings, the increase of $3.2 million in accounts payable, increased accounts receivable and inventory of $4.3 million offset by positive cash flow from other operating assets and liabilities. Funds used for investing activities were approximately $28.5 million for the six months ended December 31, 2005 consisting primarily of capital spending and acquisitions, as compared to $5.7 million for the six months ended December 31, 2004 principally for capital spending. The Company anticipates capital expenditures of approximately $3.2 million for the remainder of fiscal year June 30, 2006. Funds provided for financing activities for the six months ended December 31, 2005 were approximately $22.9 million as net borrowings of $50.9 million, proceeds of $0.1 million from a bank overdraft and funds received through the exercise of stock options totaling $0.3 million were offset by debt repayment of $27.6 million and a distribution by the variable interest entities of $0.8 million. The Company’s cash balance increased $2.2 million during the six months ended December 31, 2005 to $3.5 million. On November 23, 2005 Valley authorized a $.10 dividend per share to be paid on January 5, 2006 to shareholders of record as of December 21, 2005.
     At December 31, 2005, we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	6 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$88,057	$3,315	$81,002	$1,548	$2,192
Estimated Interest Payments	15,767	2,519	12,841	314	93
Interest Rate Swap Payments	2,645	575	2,070	___	___
Interest Rate Swap Receipts	(2,530)	(550)	(1,980)	___	___
Operating Leases, Net of Intercompany Eliminations	9,679	857	5,173	3,649	___
Purchase Obligations	2,668	1,334	1,334	___	___

Total Obligations	$116,286	$8,050	$100,440	$5,511	$2,285

     Certain of these obligations are sensitive to changes in interest rates including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month Libor rate. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at December 31, 2005 and June 30, 2005 consist primarily of deferred revenue related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
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
     The weighted average interest rate for substantially all of the borrowings under the credit facility was 5.43% as of December 31, 2005. As of December 31, 2005, availability under the revolving loan was approximately $11.8 million, with outstanding borrowings of approximately $77.2 million and outstanding letters of credit of approximately $1.0 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of December 31, 2005, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $9.1 million at December 31, 2005. The carrying value of the land and buildings that secure this debt was approximately $7.7 million as of December 31, 2005. This debt carries various interest rates ranging from 3.3% to 7.3% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman, Gary E. West.
     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of December 31, 2005 was $1.8 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley’s credit facility.
     The schedule of maturities by segment as of December 31, 2005 of our debt is as follows:

			Variable Interest
Fiscal year ending June 30,	Valley		Entities	Company
Remainder of 2006		$459,268	$2,855,784	$3,315,052
2007		$710,798	$834,090	$1,544,888
2008		$299,613	$861,339	$1,160,952
2009		$77,404,365	$891,801	$78,296,166
2010		$61,708	$823,940	$885,648
2011		$32,024	$630,710	$662,734
Thereafter	$	___	$2,191,478	$2,191,478

Total		$78,967,776	$9,089,142	$88,056,918

     We enter into contractual agreements in the ordinary course of business to hedge exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.
     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of December 31, 2005, we had $40.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 4.6% versus a receive rate of 4.4% at December 31, 2005.
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
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement is effective for fiscal years ending after September 15, 2005. Management is in the process of evaluating the impact the issue will have on the Company’s results of operations and financial position.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about Valley’s derivative financial instruments and other financial instruments at December 31, 2005 that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of						There		Fair
	2006	2007	2008	2009		2010	After	Total	Value
	(In Thousands)
Liabilities
Long term debt - Valley
Fixed rate	$459	$711	$300		$189	$62	$32	$1,752	$1,554
Average interest rate	8.86%	6.43%	6.37%		4.55%	4.82%	4.90%
Variable rate					$77,216			$77,216	$77,216
Average interest rate					5.43%
Long term debt - Variable Interest
Entities mortgage debt
Fixed rate	$2,856	$834	$861		$892	$824	$2,822	$9,089	$7,521
Average interest rate	7.60%	5.74%	4.71%		4.75%	4.79%	4.72%
Interest rate swaps
Variable to fixed	$40,000	$—	$—		$—	$—	$—	$—	$289
Average pay rate	4.6%	—	—		—	—	—	—
Average receive rate	4.4%	—	—		—	—	—	—
Commitments				$
Operating leases	$2,089	$4,199	$4,277		$4,384	$4,494	$4,606	$24,049
Intercompany elimination (1)	1,232	2,499	2,562		2,626	2,692	2,759	14,370

Company total	$857	$1,700	$1,715		$1,758	$1,802	$1,847	$9,679

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at December 31, 2005.
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
     (b) Changes in Internal Controls
     During the fiscal quarter covered by this report, there have not been any significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibit Index

10.1	Second Amendment to Third Amended and Restated Credit Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

VALLEY NATIONAL GASES INCORPORATED

February 14, 2006	/s/ James P. Hart James P. Hart
Chief Financial Officer and
Duly Authorized Officer