Form 10-Q
period 2006-03-31
VALLEY NATIONAL GASES INC
filed 2006-05-12
CIK 1030715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006

Common stock, $0.001 par value	9,657,224

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2006
		(unaudited)
A S S E T S
CURRENT ASSETS:
Cash and cash equivalents	$1,322,397	$1,143,892
Accounts receivable, net of allowance for doubtful accounts of $672,822 and $1,006,754, respectively	16,956,510	26,134,759
Inventory	9,868,974	12,514,554
Prepaids and other	1,036,410	1,453,561
Current deferred tax asset	1,774,379	2,555,159
Prepaid and refundable taxes	1,471,519	—

Total current assets	32,430,189	43,801,925

PROPERTY, PLANT AND EQUIPMENT:
Land	2,099,915	2,184,191
Buildings and improvements	21,416,658	23,172,593
Equipment	100,332,506	118,485,718
Transportation equipment	19,249,082	21,235,185
Furniture and fixtures	8,756,310	9,506,857

Total property, plant and equipment	151,854,471	174,584,544

Accumulated depreciation	(57,737,096)	(62,618,745)

Net property, plant and equipment	94,117,375	111,965,799

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315 and $7,979,174, respectively	2,607,058	4,280,738
Goodwill	45,482,910	54,510,619
Deposits and other assets	448,429	595,094

Total other assets	48,538,397	59,386,451

TOTAL ASSETS	$175,085,961	$215,154,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2006
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,674,444	$3,534,543
Bank overdraft	—	411,367
Accounts payable	8,679,057	12,396,056
Accrued compensation and employee benefits	4,181,792	4,123,136
Interest rate derivatives	196,741	—
Other current liabilities	4,840,217	8,368,407

Total current liabilities	21,572,251	28,833,509

LONG-TERM DEBT, less current maturities	60,925,763	73,763,154
DEFERRED TAX LIABILITY	26,935,848	32,860,762
OTHER LONG-TERM LIABILITIES	670,615	1,277,454

Total liabilities	110,104,477	136,734,879

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,118,999	5,440,067

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share— Authorized, 5,000,000 shares, none Issued or Outstanding	—	—
Common stock, par value, $.001 per share- Authorized, 30,000,000 shares;
Issued, 9,620,084 and 9,645,724 shares, respectively, Outstanding, 9,574,999 and 9,645,724 shares, respectively	9,620	9,646
Paid-in-capital	19,160,327	19,635,484
Retained earnings	41,185,428	53,074,152
Accumulated other comprehensive (loss) income	(118,806)	259,947
Treasury stock at cost, 45,085 and 0 shares, respectively	(374,084)	—

Total stockholders’ equity	59,862,485	72,979,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,085,961	$215,154,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
NET SALES	$50,488,243	$63,577,966
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	23,310,094	31,061,046
Operating, distribution and administrative	15,162,963	18,547,119
Depreciation	1,633,167	2,127,316
Amortization of intangibles	243,003	191,422
Loss (gain) on disposal of assets	59,038	(151,352)

Total costs and expenses	40,408,265	51,775,551

INCOME FROM OPERATIONS	10,079,978	11,802,415

INTEREST EXPENSE	1,004,423	1,166,655
OTHER INCOME, NET	99,918	158,873

EARNINGS BEFORE MINORITY INTEREST	9,175,473	10,794,633
MINORITY INTEREST	337,697	307,025

NET EARNINGS BEFORE TAXES	8,837,776	10,487,608
PROVISION FOR INCOME TAXES	3,297,998	4,064,032

NET EARNINGS	$5,539,778	$6,423,576

BASIC EARNINGS PER SHARE	$0.58	$0.67
DILUTED EARNINGS PER SHARE	$0.57	$0.66
WEIGHTED AVERAGE SHARES:

Basic	9,492,746	9,636,856
Diluted	9,674,975	9,795,790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2006
NET SALES	$129,892,135	$161,659,314
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	60,859,258	79,439,854
Operating, distribution and administrative	42,373,432	51,427,597
Depreciation	4,956,534	5,925,232
Amortization of intangibles	865,280	649,859
Loss (gain) on disposal of assets	120,310	(216,367)

Total costs and expenses	109,174,814	137,226,175

INCOME FROM OPERATIONS	20,717,321	24,433,139

INTEREST EXPENSE	3,352,621	3,239,226
OTHER INCOME, NET	341,055	479,415

EARNINGS BEFORE MINORITY INTEREST	17,705,755	21,673,328
MINORITY INTEREST	712,445	751,505

NET EARNINGS BEFORE TAXES	16,993,310	20,921,823
PROVISION FOR INCOME TAXES	6,397,100	8,071,722

NET EARNINGS	$10,596,210	$12,850,101

BASIC EARNINGS PER SHARE	$1.12	$1.34
DILUTED EARNINGS PER SHARE	$1.10	$1.32
WEIGHTED AVERAGE SHARES:
Basic	9,489,221	9,602,888
Diluted	9,652,974	9,758,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the year ended June 30, 2005 and nine months ended March 31, 2006

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCE, June 30, 2004	9,620,084	9,620	155,500	(1,291,633)	18,905,761	(1,184,309)	29,668,686	46,108,125	—
Net earnings	—	—	—	—	—	—	12,370,670	12,370,670	$12,370,670
Dividend paid, per share $0.09	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(110,415)	917,549	(142,575)	—	—	774,974	—
Tax benefit from exercise of stock options	—	—	—	—	397,141	—	—	397,141	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $665,159	—	—	—	—	—	997,739	—	997,739	997,739
Reclassification of unrealized gains on derivatives, net of tax provision of $45,176	—	—	—	—	—	67,764	—	67,764	67,764

BALANCE, June 30, 2005	9,620,084	9,620	45,085	(374,084)	19,160,327	(118,806)	$41,185,428	$59,862,485	$13,436,173
Net earnings	—	—	—	—	—	—	12,850,101	12,850,101	$12,850,101
Dividend paid, per share $0.10	—	—	—	—	—	—	(961,377)	(961,377)	—
Exercise of stock options	25,640	26	(45,085)	374,084	102,705	—	—	476,815	—
Tax benefit from exercise of stock options	—	—	—	—	231,843	—	—	231,843	—
Non-cash stock compensation expense	—	—	—	—	140,609	—	—	140,609	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $251,995	—	—	—	—	—	377,993	—	377,993	377,993
Reclassification of unrealized gains on derivatives, net of tax provision of $507	—	—	—	—	—	760	—	760	760

BALANCE, March 31, 2006 (unaudited)	9,645,724	$9,646	—	$—	$19,635,484	$259,947	$53,074,152	$72,979,229	$13,228,854

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,991,620	$17,951,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	66,340	327,766
Purchases of property and equipment	(7,804,683)	(6,786,775)
Business acquisitions, net of cash acquired	—	(23,715,018)

Net cash used by investing activities	(7,738,343)	(30,174,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	41,390,743	65,539,410
Principal payments on borrowings	(49,465,723)	(52,991,919)
Proceeds (repayment) of bank overdraft	(668,046)	411,367
Dividend paid	(853,928)	(961,377)
Proceeds from exercise of stock options	701,274	476,815
Variable interest entity distribution	(1,177,879)	(430,437)

Net cash provided (used) by financing activities	(10,073,559)	12,043,859

NET CHANGE IN CASH AND CASH EQUIVALENTS	179,718	(178,505)

CASH AND CASH EQUIVALENTS, beginning of period	549,002	1,322,397

CASH AND CASH EQUIVALENTS, end of period	$728,720	$1,143,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION:
     The accompanying condensed consolidated financial statements include the accounts of Valley National Gases Incorporated and wholly-owned subsidiaries and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (“FIN 46R”). The term “Valley” as used throughout this document is used to indicate Valley National Gases Incorporated and wholly-owned subsidiaries. The term “the Company” as used throughout this document is used to indicate Valley as well as entities required to be consolidated under FIN 46R. Effective with this adoption, the Company has two reportable segments: Valley and Variable Interests Entities. (See Note 9).
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
2. ORGANIZATION
     Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley’s gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley’s 74 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Welding equipment and supplies sales includes welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Valley has been in operation since 1958 and currently operates in 14 states.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in Valley’s 2005 Annual Report on Form 10-K filed on September 28, 2005. Other than the adoption of SFAS 123R, “Accounting for Stock Based Compensation”, and SFAS 151, “Inventory Costs”, as discussed below, there have been no significant changes in accounting policies or the application thereof during the first nine months of fiscal 2006.
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
     The roll-forward of the allowance for doubtful accounts as of March 31 is as follows:

	2005	2006
Balance, June 30	$747,309	$672,822
Write-off of doubtful accounts	499,525	918,431
Provision for doubtful accounts	(374,012)	(584,499)

Balance, March 31	$872,822	$1,006,754

INVENTORY
     Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in first-out basis.
     The components of inventory are as follows:

	June 30,	March 31,
	2005	2006
		(Unaudited)
Hard goods	$8,258,169	$10,496,333
Gases	2,010,299	3,042,620
Reserves	(399,494)	(1,024,399)

	$9,868,974	$12,514,554

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
SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $20,540,000 and $16,271,000 for the nine months ended March 31, 2006 and 2005, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $1,471,000 and $1,092,000 for the nine months ended March 31, 2006 and 2005, respectively, and is included in depreciation expense.

     Third party freight costs relating to the delivery of products to customers totaled $462,209 and $422,391 for the nine months ended March 2006 and 2005, respectively, and were classified as operating, distribution and administrative expenses.
     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $15,219,000 and $11,829,000 for the nine months ended March 2006 and 2005, respectively.
STOCK-BASED COMPENSATION
     Effective July 1, 2005, the Company adopted SFAS No. 123R to account for its stock-based compensation plan. Prior to July 1, 2005, the Company accounted for its stock based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee costs were not reflected in operating results for any period as the exercise price of all options granted was equal to or greater than the market value of the underlying common stock on the grant date. This adoption included the guidance provided in FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That allow for Cash Settlement upon the Occurrence of a Contingent Event, which were issued in August, October and November of 2005, and January 2006.
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
     During the nine months ended March 31, 2006, the Company recorded approximately $141,000 as compensation expense related to stock options. If Valley had elected to recognize compensation cost for their stock options for the nine months ended March 31, 2005, under SFAS 123R, compensation expense would have been $62,253. If recorded, this expense would not have resulted in a change in earnings per share of $1.09. Options of 5,000 shares were granted during the current fiscal year. Unrecognized compensation expense amounted to approximately $253,000 at March 31, 2006, of which approximately $42,000 is expected to be recorded during the balance of fiscal year 2006. Total stock compensation expense in the remainder of fiscal year 2006 could vary based upon future grants.
INCOME TAXES
     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were recorded for the deferred tax assets as of March 31, 2006 and June 30, 2005. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

VARIABLE INTEREST ENTITIES
     The Company leases buildings and equipment and rents cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease, LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), we consolidated the financial statements of these related entities, effective March 31, 2004.
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
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended
	March 31,
	2005	2006
Non-cash financing activity and investing activity —
Non-cash adjustment to goodwill	—	(750,033)
Fixed asset purchases in accounts payable	685,494	348,776
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

     On October 31, 2005, Valley acquired Reynolds (“Reynolds”) Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin City Oxygen Company, for a purchase price of $18 million, subject to adjustment based upon outstanding indebtedness and cash balances on the closing date. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases and cylinder rental and 47% was from hard goods and welding supplies. The results of operations of Reynolds are included in the Company’s condensed consolidated statements of operations for the period from November 1, 2005 to March 31, 2006.
     On December 1, 2005, Valley acquired United Propane Services, LLC. (“United”), a propane distributor with a single operating location, plus two satellite storage locations in north-central Pennsylvania, for a purchase price of $2.3 million. In calendar year 2004, United had sales of approximately $2.2 million. The results of operations of United are included in the Company’s condensed consolidated statements of operations for the period from December 1, 2005 to March 31, 2006.
     The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of March 31, 2006 (in thousands):

Cash and cash equivalents	$424
Accounts receivable	2,156
Inventory	2,192
Fixed assets including cylinders, bulk tanks and other equipment	16,818
Non-compete agreements	374
Customer relationships	1,950
Goodwill	9,028
Accounts payable	(842)
Accrued compensation	(167)
Other liabilities	(1,662)
Deferred income taxes	(5,680)
Debt	(374)

Net assets acquired	24,217
Professional fees paid	(78)
Cash acquired	(424)

Total purchase price	$23,715
     The fixed assets acquired were assigned useful lives consistent with Valley’s previously owned assets while customer relationships were assigned a useful life of 15 years and will be amortized on a straight line basis. As these acquisitions were completed in the current fiscal year, the purchase price allocations are estimated and subject to change, as well as post-closing adjustments which are expected to occur in the fourth quarter of fiscal 2006. Approximately $0.3 million of the $9.0 million of goodwill acquired will be deductible for tax purposes.
     The following summarized unaudited pro forma results of operations for the nine months ended March 31, 2006, illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of the fiscal year. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

	Nine Months Ended
	March 31,
	2006	2005
Net sales	$169,939,000	$147,043,000
Net earnings before income taxes	20,858,000	17,699,000
Pro forma net earnings	12,811,000	11,365,000
Pro forma diluted earnings per share	$1.31	$1.18

5. GOODWILL AND INTANGIBLE ASSETS:
     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangibles, other than goodwill, consist of noncompete agreements, consulting agreements and customer relationships for which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2005 and March 31, 2006, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

				Accumulated
	Gross	Accumulated	Gross Amount	Amortization	Weighted
	Amount	Amortization	as of	as of	Average
	as of	as of	March 31,	March 31,	Amortization
	June 30,	June 30,	2006	2006	Period
	2005	2005	(unaudited)	(unaudited)	(years)
Non-competition agreements	$8,443,480	$7,196,332	$8,816,980	$7,685,184	9.0
Consulting agreements	150,000	70,833	150,000	108,333	3.0
Customer relationships	1,342,893	62,150	3,292,932	185,657	15.0

Total	$9,936,373	$7,329,315	$12,259,912	$7,979,174

     Amortization expense for the nine months ended March 31, 2006 and 2005 totaled $649,859 and $865,196, respectively. Estimated amortization expense for the remainder of fiscal 2006 as of March 31, 2006 and the next five fiscal years is summarized as follows:

Fiscal year Ending
June 30,
Remainder of 2006	$173,333
2007	$672,497
2008	$631,247
2009	$360,032
2010	$250,995
2011	$250,995
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows:

Balance as of June 30, 2005	$45,482,910
Goodwill acquired	9,027,709

Balance as of March 31, 2006	$54,510,619

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
     The value of assets acquired were subject to a post-closing adjustment which occurred in the second quarter of fiscal 2006, in the amount of $750,033 which consisted primarily of changes in fixed asset values, intangible assets and the related tax effect.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net earnings available for common stock	$5,539,778	$6,423,576	$10,596,210	$12,850,101

Basic earnings per common share:
Weighted average common shares	9,492,746	9,636,856	9,489,221	9,602,888

Basic earnings per common share	$0.58	$0.67	$1.12	$1.34

Diluted earnings per common share:
Weighted average common shares	9,492,746	9,636,856	9,489,221	9,602,888

Shares issuable from assumed conversion of common stock equivalents	182,229	158,934	163,753	155,497

Weighted average common and common equivalent shares	9,674,975	9,795,790	9,652,974	9,758,385

Diluted earnings per common share	$0.57	$0.66	$1.10	$1.32

     Stock options to purchase 3,333 and 1,095 shares of common stock, respectively, for the three and nine months ended March 31, 2006 were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the nine months ended March 31, 2005, options to purchase 12,920 shares were excluded because their effect would have been anti-dilutive. No such shares were excluded for the three months ended March 31, 2005.
7. LEASE OBLIGATIONS
     Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years.
     Certain lease agreements contain rent escalation clauses that are generally based on changes in the consumer price index over the escalation term. These leases are accounted for in accordance SFAS No. 29, “Contingent Rentals”. During the three and nine months ended March 31, 2006, we evaluated these leases and recorded an expense of $4,000 in the consolidated financial statements to straight-line estimated total lease expense including escalation clauses. Our lease arrangements do not include any step rent provisions, capital improvement funding or significant lease concessions. Leasehold improvements are depreciated over the life of the lease or the useful life of the asset, whichever is shorter, which is consistent with the lease term used to recognize rent expense.
     The Company renewed certain lease arrangements during the first nine months of fiscal year 2006. Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2006 and each of the next five fiscal years are as follows:

Fiscal year
ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2006	$1,029,284	$12,675	$1,041,959	$615,922	$426,037
2007	4,171,315	26,100	4,197,415	2,498,630	1,698,785
2008	4,275,598		4,275,598	2,561,096	1,714,502
2009	4,382,488		4,382,488	2,625,123	1,757,365
2010	4,492,050		4,492,050	2,690,751	1,801,299
2011	4,604,351		4,604,351	2,758,020	1,846,331

Totals	$22,955,086	$38,775	$22,993,861	$13,749,542	$9,244,319

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities”.
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
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.5 million and demand notes payable of $2.1 million at March 31, 2006. The carrying value of the land and buildings that secure this debt was approximately $7.6 million as of March 31, 2006. This mortgage debt carries various interest rates ranging from 4.3% to 7.7% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman, Gary E. West.

     The following table shows the consolidating balance sheet of the Company at March 31, 2006:

A S S E T S	As of March 31, 2006
	(unaudited)
		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT ASSETS:
Cash and cash equivalents	$218,444	$925,448	$—	$1,143,892
Accounts receivable, net of allowance for doubtful accounts of $1,006,754	26,004,040	280,300	(149,581)	26,134,759
Inventory	12,514,554	—	—	12,514,554
Prepaids and other	1,442,319	11,242	—	1,453,561
Current deferred tax asset	2,555,159	—	—	2,555,159
Refundable taxes	—	—	—	—

Total current assets	42,734,516	1,216,990	(149,581)	43,801,925

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,009,191	—	2,184,191
Buildings and improvements	8,553,468	14,619,125	—	23,172,593
Equipment	117,086,645	1,399,073	—	118,485,718
Transportation equipment	21,061,936	173,249	—	21,235,185
Furniture and fixtures	9,321,350	185,507	—	9,506,857

Total property, plant and equipment	156,198,399	18,386,145	—	174,584,544

Accumulated depreciation	(57,555,014)	(5,063,731)	—	(62,618,745)

Net property, plant and equipment	98,643,385	13,322,414	—	111,965,799

OTHER ASSETS:
Intangible assets, net of accumulated amortization of
$7,979,174	4,280,738	—	—	4,280,738
Goodwill	54,510,619	—	—	54,510,619
Deposits and other assets	581,352	13,742	—	595,094

Total other assets	59,372,709	13,742	—	59,386,451

TOTAL ASSETS	$200,750,610	$14,553,146	$(149,581)	$215,154,175

LIABILITIES AND STOCKHOLDERS' EQUITY	As of March 31, 2006
	(unaudited)
		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT LIABILITIES:

Current maturities of long-term debt	$777,247	$2,757,296	$—	$3,534,543
Bank overdraft	411,367	—	—	411,367
Accounts payable	12,070,330	325,726	—	12,396,056
Accrued compensation and employee benefits	4,123,136	—	—	4,123,136
Other current liabilities	8,362,921	155,067	(149,581)	8,368,407

Total current liabilities	25,745,001	3,238,089	(149,581)	28,833,509

LONG-TERM DEBT, less current maturities	67,888,164	5,874,990	—	73,763,154
DEFERRED TAX LIABILITY	32,860,762	—	—	32,860,762
OTHER LONG-TERM LIABILITIES	1,277,454	—	—	1,277,454

Total liabilities	127,771,381	9,113,079	(149,581)	136,734,879

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,440,067	5,440,067

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share—
Authorized, 5,000,000 shares, none Issued or Outstanding
Common stock, par value, $.001 per share-
Authorized, 30,000,000 shares;
Issued and outstanding, 9,645,724 shares	9,646	3,800	(3,800)	9,646
Paid-in-capital	19,635,484	335,985	(335,985)	19,635,484
Retained earnings	53,074,152	5,100,282	(5,100,282)	53,074,152

Accumulated other comprehensive income (loss)	259,947	—	—	259,947

Total stockholders’ equity	72,979,229	5,440,067	(5,440,067)	72,979,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,750,610	$14,553,146	$(149,581)	$215,154,175

     The following table shows the consolidating balance sheet of the Company at June 30, 2005:

A S S E T S	As of June 30, 2005
		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT ASSETS:
Cash and cash equivalents	$548,925	$773,472	$—	$1,322,397
Accounts receivable, net of allowance for doubtful accounts of $672,822	16,825,355	248,851	(117,696)	16,956,510
Inventory	9,868,974	—	—	9,868,974
Prepaids and other	1,026,410	10,000	—	1,036,410
Current deferred tax asset	1,774,379	—	—	1,774,379
Refundable taxes	1,471,519	—	—	1,471,519

Total current assets	31,515,562	1,032,323	(117,696)	32,430,189

PROPERTY, PLANT AND EQUIPMENT:
Land	75,000	2,024,915	—	2,099,915
Buildings and improvements	7,512,593	13,904,065	—	21,416,658
Equipment	99,138,620	1,193,886	—	100,332,506
Transportation equipment	19,075,833	173,249	—	19,249,082
Furniture and fixtures	8,581,988	174,322	—	8,756,310

Total property, plant and equipment	134,384,034	17,470,437	—	151,854,471

Accumulated depreciation	(53,073,285)	(4,663,811)	—	(57,737,096)

Net property, plant and equipment	81,310,749	12,806,626	—	94,117,375

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315	2,607,058	—	—	2,607,058
Goodwill	45,482,910	—	—	45,482,910
Deposits and other assets	434,687	13,742	—	448,429

Total other assets	48,524,655	13,742	—	48,538,397

TOTAL ASSETS	$161,350,966	$13,852,691	$(117,696)	$175,085,961

LIABILITIES AND STOCKHOLDERS’ EQUITY	As of June 30, 2005
		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
CURRENT LIABILITIES:

Current maturities of long-term debt	$1,434,427	$2,240,017	$—	$3,674,444
Accounts payable	8,390,239	288,818	—	8,679,057
Accrued compensation and employee benefits	4,181,792	—	—	4,181,792
Interest rate derivatives	196,741	—	—	196,741
Other current liabilities	4,846,043	111,870	(117,696)	4,840,217

Total current liabilities	19,049,242	2,640,705	(117,696)	21,572,251

LONG-TERM DEBT, less current maturities	54,832,776	6,092,987	—	60,925,763
DEFERRED TAX LIABILITY	26,935,848	—	—	26,935,848
OTHER LONG-TERM LIABILITIES	670,615	—	—	670,615

Total liabilities	101,488,481	8,733,692	(117,696)	110,104,477

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,118,999	5,118,999

STOCKHOLDERS’ EQUITY:
Preferred stock, par value, $.01 per share—
Authorized, 5,000,000 shares, none Issued or Outstanding
Common stock, par value, $.001
Per share-
Authorized, 30,000,000 shares; Issued, 9,620,084 shares, Outstanding, 9,574,999 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,160,327	335,985	(335,985)	19,160,327
Retained earnings	41,185,428	4,779,214	(4,779,214)	41,185,428
Accumulated other comprehensive loss	(118,806)	—	—	(118,806)
Treasury stock at cost, 45,085 shares	(374,084)	—	—	(374,084)

Total stockholders’ equity	59,862,485	5,118,999	(5,118,999)	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,350,966	$13,852,691	$(117,696)	$175,085,961

     The following table shows the consolidating income statement of the Company for the nine months ended March 31, 2006 (unaudited):

	Valley	Variable Interest Entities
	Segment	Segment	Eliminations	Company
NET SALES	$161,659,313	$1,788,787	$(1,788,786)	$161,659,314
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	79,439,854	—	—	79,439,854
Operating, distribution and administrative	52,515,309	701,074	(1,788,786)	51,427,597
Depreciation	5,498,519	426,713	—	5,925,232
Amortization of intangibles	649,859	—	—	649,859
Gain on disposal of assets	(46,591)	(169,776)	—	(216,367)

Total costs and expenses	138,056,950	958,011	(1,788,786)	137,226,175

INCOME FROM OPERATIONS	23,602,363	830,776	—	24,433,139

INTEREST EXPENSE	2,968,445	270,781	—	3,239,226
OTHER INCOME, NET	287,905	191,510	—	479,415

EARNINGS BEFORE MINORITY INTEREST	20,921,823	751,505	—	21,673,328
MINORITY INTEREST	—	751,505	—	751,505

NET EARNINGS BEFORE TAXES	20,921,823	—	—	20,921,823
PROVISION FOR INCOME TAXES	8,071,722	—	—	8,071,722

NET EARNINGS	$12,850,101	$—	$—	$12,850,101

     The following table shows the consolidating income statement of the Company for the nine months ended March 31, 2005 (unaudited):

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$129,892,135	$1,639,098	$(1,639,098)	$129,892,135

COSTS AND EXPENSES
Cost of products sold, excluding Depreciation	60,859,258	—	—	60,859,258
Operating, distribution and Administrative	43,423,415	589,115	(1,639,098)	42,373,432
Depreciation	4,616,360	340,174	—	4,956,534
Amortization of intangibles	865,196	84	—	865,280
Loss on disposal of assets	120,310	—	—	120,310

Total costs and expenses	109,884,539	929,373	(1,639,098)	109,174,814

INCOME FROM OPERATIONS	20,007,596	709,725	—	20,717,321

INTEREST EXPENSE	3,194,391	158,230	—	3,352,621
OTHER INCOME, NET	180,105	160,950	—	341,055

EARNINGS BEFORE MINORITY INTEREST	16,993,310	712,445	—	17,705,755
MINORITY INTEREST	—	712,445	—	712,445

NET EARNINGS BEFORE TAXES	16,993,310	—	—	16,993,310
PROVISION FOR INCOME TAXES	6,397,100	—	—	6,397,100

NET EARNINGS	$10,596,210	—	—	$10,596,210

     The following table shows the consolidating income statement of the Company for the three months ended March 31, 2006 (unaudited):

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$63,577,966	$600,896	$(600,896)	$63,577,966

COSTS AND EXPENSES
Cost of products sold, excluding depreciation	31,061,046	—	—	31,061,046
Operating, distribution and administrative	18,867,592	280,423	(600,896)	18,547,119
Depreciation	1,990,600	136,716	—	2,127,316
Amortization of intangibles	191,422	—	—	191,422
Loss on disposal of assets	(10,259)	(141,093)	—	(151,352)

Total costs and expenses	52,100,401	276,046	(600,896)	51,775,551

INCOME FROM OPERATIONS	11,477,565	324,850	—	11,802,415

INTEREST EXPENSE	1,070,122	96,533	—	1,166,655
OTHER INCOME, NET	80,165	78,708	—	158,873

EARNINGS BEFORE MINORITY INTEREST	10,487,608	307,025	—	10,794,633
MINORITY INTEREST	—	307,025	—	307,025

NET EARNINGS BEFORE TAXES	10,487,608	—	—	10,487,608
PROVISION FOR INCOME TAXES	4,064,032	—	—	4,064,032

NET EARNINGS	$6,423,576	—	—	$6,423,576

     The following table shows the consolidating income statement of the Company for the three months ended March 31, 2005 (unaudited):

		Variable Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$50,488,243	$614,302	$(614,302)	$50,488,243

COSTS AND EXPENSES
Cost of products sold, excluding Depreciation	23,310,094	—	—	23,310,094
Operating, distribution and Administrative	15,583,566	193,699	(614,302)	15,162,963
Depreciation	1,556,360	76,807	—	1,633,167
Amortization of intangibles	242,975	28	—	243,003
Loss on disposal of assets	59,038	—	—	59,038

Total costs and expenses	40,752,033	270,534	(614,302)	40,408,265

INCOME FROM OPERATIONS	9,736,210	343,768	—	10,079,978

INTEREST EXPENSE	952,609	51,814	—	1,004,423
OTHER INCOME, NET	54,175	45,743	—	99,918

EARNINGS BEFORE MINORITY INTEREST	8,837,776	337,697	—	9,175,473
MINORITY INTEREST	—	337,697	—	337,697

NET EARNINGS BEFORE TAXES	8,837,776	—	—	8,837,776
PROVISION FOR INCOME TAXES	3,297,998	—	—	3,297,998

NET EARNINGS	$5,539,778	—	—	$5,539,778

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

     The Valley reportable segment operates 74 retail and distribution locations in 14 states. All locations offer the same core products of packaged gases, welding equipment and supplies. All locations generally sell to customers in the metal fabrication, construction, general industrial, research and laboratory, hospital and other medical, commercial, agricultural and residential industries. Management considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of revenue (or profits or assets) to be deemed a reportable segment. Since these operating segments are similar in products sold, types of customers, methods of distribution and regulatory environment, management concluded that these operating segments should be aggregated into one reporting segment in accordance with SFAS No. 131.
     Identifiable assets by reporting segment are as follows (See Note 9):

	June 30,	March 31,
	2005	2006
Valley	$161,350,966	$200,750,610
Variable Interest Entities	13,734,995	14,403,565

Total assets	$175,085,961	$215,154,175

     Refer to Note 9 for revenue and income by reporting segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
Forward-Looking Statements
     This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Valley National Gases Incorporated contained in this release that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to Valley that could cause such material differences are identified and discussed from time to time in Valley’s filings with the Securities and Exchange Commission, including Valley’s ability to evaluate, negotiate, complete and integrate acquisitions, finance and manage future growth, maintain supply and customer relationships, retain key employees and comply with financial covenants in its credit facility; the prices and markets for gases, including propane; economic factors such as the level of economic activity nationally and in the regions Valley serves and political and economic conditions generally; the continued execution of operating improvements; competition; the outcome of litigation relating to product liability, employment law and other claims.
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
     In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 74 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate segments, and because all stores offer similar products and services, we report their results on an aggregate basis. We do maintain records of “same store sales,” which are sales from those stores that have been operated by us for both comparative periods. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.
VARIABLE INTEREST ENTITIES
     We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and principal shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we were required to consolidate the financial statements of these related entities in our financial statements. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income from third parties that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. Substantially all of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest. The real property and equipment held by these entities results in our reporting significantly higher balances of buildings and equipment on our balance sheet. Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.
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
     TRADE RECEIVABLES
     We estimate the collectability of our trade receivables. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of March 31, 2006 is adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.
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

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold, excluding depreciation	48.9	46.2	49.1	46.9
Operating, distribution and administrative	29.2	30.1	31.8	32.6
Depreciation	3.3	3.2	3.7	3.8
Amortization of intangibles	0.3	0.5	0.4	0.7

Total costs and expenses	81.7	80.0	85.0	84.0

Income from operations	18.3	20.0	15.0	16.0

Interest expense	1.8	2.0	2.0	2.6
Other income, net	0.5	0.2	0.4	0.2

Earnings before minority interest	17.0	18.2	13.4	13.6
Minority interest	0.5	0.7	0.5	0.5

Net earnings before taxes	16.5	17.5	12.9	13.1
Provision for income taxes	6.4	6.5	5.0	4.9

Net earnings	10.1%	11.0%	7.9%	8.2%

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2006 and 2005
     Our net sales increased $13.1 million, or 25.9%, to $63.6 million for the three months ended March 31, 2006 from $50.5 million for the three months ended March 31, 2005. Acquisitions made during the preceding twelve months contributed $10.2 million of the increase in net sales, while same-store sales increased $2.9 million, or 5.7%. Packaged gases and cylinder rental revenue represented 35.1% of net sales for the three months ended March 31, 2006 and hard goods represented 32.7% of net sales, with total revenue from our packaged gas business representing 67.8% of net sales. In comparison, packaged gases and cylinder rental revenue represented 31.2% of net sales for the three months ended March 31, 2005 and hard goods represented 31.4% of net sales, with total revenue from our packaged gas business representing 62.6% of net sales. Sales of hard goods increased $4.9 million, or 30.9%, from the three months ended March 31, 2005 to the three months ended March 31, 2006, reflecting the impact of acquisitions totaling $3.9 million and increased demand from the improved economy. Packaged gases and cylinder rent increased $6.6 million, or 41.6%, reflecting the impact of acquisitions totaling $5.3 million and increased demand from the improved economy and increased prices. Propane sales represented 32.2% of net sales in the three months ended March 31, 2006 compared to 37.4% of net sales in the three months ended March 31, 2005. Propane sales increased $1.6 million, or 8.7%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to price increases. In addition, propane volume decreased 5.1% for the three months ended March 31, 2006 compared to the prior period which included approximately 6.1% related to acquisitions made during the current period.
     Our cost of products sold increased $7.8 million, or 33.3%, to $31.1 million for the three months ended March 31, 2006 compared to $23.3 million for the three months ended March 31, 2005. Acquisitions made during the last twelve months contributed $5.7 million of the change while same-store cost of products sold increased $2.0 million. Cost of products sold as a percentage of net sales increased to 48.9% for the three months ended March 31, 2006 from 46.2% for the first quarter 2005. This increase in cost of products sold as a percentage of sales is primarily the result of increased propane costs, partially offset by increased sale prices.
     Operating, distribution and administrative expenses increased $3.4 million, or 22.3%, to $18.6 million in the three months ended March 31, 2006 compared to $15.2 million in the three months ended March 31, 2005. Of this increase, $3.2 million was related to acquired businesses while base business expenses increased $0.2 million. Operating, distribution and administrative expenses increased due to higher distribution and delivery costs resulting from higher fuel and vehicle repair costs, increased professional expenses and increased personnel costs due to acquisitions. During the current quarter, the Company recorded approximately $42,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $42,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants, exercises and other factors. Operating, distribution and administrative expenses as a percentage of sales were 29.2% for the three months ended March 31, 2006 compared to 30.0% for the three months ended March 31, 2005.
     Depreciation expense increased $0.5 million resulting from capital expenditures and acquisitions.
     Amortization of intangibles decreased $0.1 million to $0.2 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. This decrease was primarily the result of certain intangibles becoming fully amortized offset by increased amortization related to intangibles resulting from recent acquisitions.
     Interest expense increased $0.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Higher outstanding debt balances and higher current interest rates were offset by the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the three months ended March 31, 2006 increased to 38.8% compared to 37.3% in the three months ended March 31, 2005.
     For the reasons stated above, our net income increased $0.9 million, or 16.0%, to $6.4 million for the three months ended March 31, 2006 compared to $5.5 million for the three months ended March 31, 2005. Fully diluted earnings per share increased to $0.66 for the third quarter of fiscal year 2006 compared to $0.57 for the three months ended March 31, 2005.

Comparison of Nine Months Ended March 31, 2006 and 2005
     Our net sales increased $31.8 million, or 24.5%, to $161.7 million for the nine months ended March 31, 2006 from $129.9 million for the nine months ended March 31, 2005. Acquisitions made during the preceding twelve months contributed $20.0 million of the increase in net sales, while same-store sales increased $11.8 million, or 9.1%. Packaged gases and cylinder rental revenue represented 36.2% of net sales for the nine months ended March 31, 2006 and hard goods represented 35.4% of net sales, with total revenue from our packaged gas business representing 71.6% of net sales. In comparison, packaged gases and cylinder rental revenue represented 35.0% of net sales for the nine months ended March 31, 2005 and hard goods represented 35.1% of net sales, with total revenue from our packaged gas business representing 70.1% of net sales. Sales of hard goods increased $11.6 million, or 25.5%, from the nine months ended March 31, 2006 to the nine months ended March 31, 2005, reflecting the impact of acquisitions totaling $8.8 million and increased demand from the improved economy. Packaged gases and cylinder rent increased $13.0 million, or 28.5%, reflecting the impact of acquisitions totaling $9.7 million and increased demand from the improved economy and increased prices. Propane sales represented 28.4% of net sales in the nine months ended March 31, 2006 compared to 29.9% of net sales in the nine months ended March 31, 2005. Propane sales increased $7.2 million, or 18.4%, in the nine months ended March 31, 2006 compared to the 2005 period due primarily to price increases. In addition, propane volume increased 2.1% for the nine months compared to the prior period which included approximately 1.5% related to acquisitions made during the current period.
     Our cost of products sold increased $18.5 million, or 30.4%, to $79.4 million for the nine months ended March 31, 2006 compared to $60.9 million for the nine months ended March 31, 2005. Acquisitions made during the last twelve months contributed $10.8 million of the change while same-store cost of products sold increased $7.7 million. Cost of products sold as a percentage of net sales increased to 49.1% for the nine months ended March 31, 2006 from 46.9% for the nine months ended March 31, 2005. This increase in cost of products sold as a percentage of sales is primarily the result of increased propane costs only partially offset by increased sale prices.
     Operating, distribution and administrative expenses increased $9.0 million, or 21.4%, to $51.4 million in the nine months ended March 31, 2006 compared to $42.4 million in the 2005 period. Of this increase, $6.9 million was related to acquired businesses while base business expenses increased $2.2 million. Operating, distribution and administrative expenses increased due to higher distribution and delivery costs resulting from higher fuel and vehicle repair costs, increased professional expenses and increased personnel costs due to acquisitions. During the current nine months, the Company recorded approximately $141,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $42,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants and other factors. Operating, distribution and administrative expenses as a percentage of sales were 31.8% for the nine months ended March 31, 2006 compared to 32.6% for the nine months ended March 31, 2005.
     Depreciation expense increased $1.0 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and acquisitions.
     Amortization of intangibles decreased $0.2 million to $0.6 million in the nine months ended March 31, 2006 compared to $0.8 million in the nine months ended March 31, 2005. This decrease was primarily the result of certain intangibles becoming fully amortized.
     Interest expense decreased $0.1 million, or 3.4%, to $3.2 million for the nine months ended March 31, 2006 compared to $3.3 million in the nine months ended March 31, 2005. Higher outstanding debt balances and higher current interest rates were offset by the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.

     Our effective tax rate in the nine months ended March 31, 2006 increased to 38.6% compared to 37.6% in the nine months ended March 31, 2005.
     For the reasons stated above, our net income increased $2.3 million, or 21.3%, to $12.9 million for the nine months ended March 31, 2006 compared to $10.6 million for the nine months ended March 31, 2005. Fully diluted earnings per share increased to $1.32 for the nine months ended March 31, 2006 compared to $1.10 for the nine months ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
     At March 31, 2006, we had working capital of approximately $15.0 million, as compared to $10.9 million as of June 30, 2005, reflecting primarily an increase in accounts receivable and inventory levels resulting from acquisitions made during the nine month period. Funds provided by operations for the nine months ended March 31, 2006 and March 31, 2005 were approximately $18.0 million. Funds used for investing activities were approximately $30.2 million for the nine months ended March 31, 2006 consisting primarily of capital spending and acquisitions, as compared to $7.7 million for the nine months ended March 31, 2005 principally for capital spending. The Company anticipates capital expenditures of approximately $1.2 million for the remainder of fiscal year June 30, 2006. Funds provided for financing activities for the nine months ended March 31, 2006 were approximately $12.0 million as net borrowings of $65.5 million were offset by debt repayment of $53.0 million and the borrowings of a current year bank overdraft of $0.4 million. In addition, dividend payments of $1.0 million and a distribution by the variable interest entities of $0.4 million were partially offset by funds received through the exercise of stock options totaling $0.5 million. On November 23, 2005 Valley authorized a $.10 dividend per share paid on January 5, 2006 to shareholders of record as of December 21, 2005.
     At March 31, 2006, we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	3 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$77,298	$2,568	$70,905	$1,595	$2,230
Estimated Interest Payments	14,150	1,163	12,432	422	133
Interest Rate Swap Payments	2,101	256	1,845	—	—
Interest Rate Swap Receipts	(2,460)	(300)	(2,160)	—	—
Operating Leases, Net of Intercompany Eliminations	9,244	426	5,171	3,647	—
Purchase Obligations	1,957	475	1,482	—	—

Total Obligations	$102,290	$4,588	$89,675	$5,664	$2,363

     Certain of these obligations are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month Libor rate. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at March 31, 2006 and June 30, 2005 consist primarily of deferred revenue related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
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
     The weighted average interest rate for substantially all of the borrowings under the credit facility was 5.91% as of March 31, 2006. As of March 31, 2006, availability under the revolving loan was approximately $22.2 million, with outstanding borrowings of approximately $67.2 million and outstanding letters of credit of approximately $0.6 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of March 31, 2006, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.5 million and demand notes payable of $2.1 million at March 31, 2006. The carrying value of the land and buildings that secure this debt was approximately $7.6 million as of March 31, 2006. This mortgage debt carries various interest rates ranging from 4.3% to 7.7% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman, Gary E. West.
     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of March 31, 2006 was $1.4 million. Some of these notes are secured by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley’s credit facility.
     The schedule of maturities by segment as of March 31, 2006 of our debt is as follows:

		Variable
		Interest
Fiscal year ending June 30,	Valley	Entities	Company
Remainder of 2006	$215,711	$2,351,887	$2,567,598
2007	$651,990	$819,271	$1,471,261
2008	$299,613	$848,414	$1,148,027
2009	$67,404,365	$881,112	$68,285,477
2010	$61,708	$842,938	$904,646
2011	$32,024	$659,155	$691,179
Thereafter	$—	$2,229,509	$2,229,509

Total	$68,665,411	$8,632,286	$77,297,697

     We enter into contractual agreements in the ordinary course of business to hedge exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would not be significant.
     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of March 31, 2006, we had $25.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 4.1% versus a receive rate of 4.8% at March 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about Valley’s derivative financial instruments and other financial instruments at March 31, 2006 that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of					There		Fair
	2006	2007	2008	2009	2010	After	Total	Value
				(In Thousands)
Liabilities
Long term debt – Valley
Fixed rate	$215	$652	$300	$189	$62	$32	$1,450	$1,256
Average interest rate	8.44%	6.12%	5.95%	4.55%	4.82%	4.90%
Variable rate				67,216			$67,216	$67,216
Average interest rate				5.91
Long term debt - Variable Interest Entities mortgage debt
Fixed rate	$2,352	$819	$848	$881	$843	$2,889	$8,632	$6,957
Average interest rate	6.47%	6.72%	6.25%	6.28%	6.30%	6.25%
Interest rate swaps
Variable to fixed	$25,000	$—	$—	$—	$—	$—	$—	$433
Average pay rate	4.1%	—	—	—	—	—	—
Average receive rate	4.8%	—	—	—	—	—	—
Commitments
Operating leases	$1,042	$4,197	$4,276	$4,383	$4,492	$4,604	$22,994
Intercompany elimination (1)	616	2,499	2,561	2,625	2,691	2,758	13,750

Company total	$426	$1,698	$1,715	$1,758	$1,801	$1,846	$9,244

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at March 31, 2006.
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

VALLEY NATIONAL GASES INCORPORATED
May 12, 2006	/s/ James P. Hart
James P. Hart
Chief Financial Officer and Duly Authorized Officer