Form 10-K
period 2006-06-30
VALLEY NATIONAL GASES INC
filed 2006-09-28
CIK 1030715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-15191

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

Name of
exchange on
Title of each class	which registered

Common stock, $.001 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐     No ☑

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
Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $49,393,960

As of September 19, 2006, the registrant had outstanding 9,678,934 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held October 31, 2006 are incorporated by reference in response to Part III.

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

All forward-looking statements are based upon current expectations regarding important factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements and the making of such statements should not be regarded as a representation by Valley or any other person that the results expressed will be achieved. Important risk factors that may affect Valley’s ability to achieve the results expressed in the forward-looking statements include, but are not limited to, Valley’s ability to (i) accurately identify attractive acquisition targets and make accurate predictions regarding the performance of those businesses if integrated into Valley’s operations, (ii) successfully negotiate agreements for the acquisition of those businesses, (iii) integrate the operations of the acquired businesses as anticipated, (iv) secure financing necessary to make acquisitions, including maintaining and/or expanding its line of credit, maintaining compliance with covenants, negotiating seller financing, or securing other financing methods, (v) manage rapid growth, (vi) effectively compete, (vii) attract and retain key personnel and (viii) maintain good relationships with suppliers and locate alternative suppliers if needed. In addition, Valley’s ability to achieve the results expressed by the forward-looking statements may be affected by litigation or other claims arising out of accidents involving Valley’s products, changes in the economy, monetary or fiscal policies, changes in laws and regulations affecting Valley’s business, inflation and fluctuations in interest rates, as well as various other factors some of which are described under the section entitled “Risk Factors at the end of Item 7 of this report. These forward looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward looking statement for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest independent distributors in the estimated $9 billion U.S. market for industrial, medical and specialty gases delivered in “packaged” or cylinder form, and related welding equipment and supplies or hard goods. We also have a growing presence in the approximately $12 billion U.S. market for non-pipeline residential, commercial and industrial propane. We serve a diversified base of more than 211,000 industrial, commercial and residential customers throughout our 14-state territory, primarily in the eastern United States. We focus on providing excellent service to local accounts, an approach that we believe allows us to enjoy a strong position in the markets we serve.

Sales of packaged industrial, medical and specialty gases and related “hard goods” accounted for approximately 72% of our revenue in fiscal 2006. In these operations, we mix and package industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and distribute these cylinders to customers, primarily through our network of 75 locations. As an additional service to customers, we also sell welding equipment and supplies, or hard goods, such as welding machines, wire, fluxes and electrodes. Most of our customers also rent cylinders from us. We own approximately 600,000 cylinders which require minimal maintenance and have useful lives that industry experience has determined to average 30 years or longer.

Propane sales accounted for approximately 28% of our revenue in fiscal 2006. We distribute the majority of our propane directly to customer locations. We own approximately 35,000 propane tanks, most of which are maintained at customer locations. We believe that the propane business provides a favorable platform because propane requires a low incremental investment in tanks and distribution vehicles while offering a relatively stable customer base.

Starting in fiscal 2003, we adopted a process improvement strategy designed to enhance our operating efficiency. During that time, we developed and began implementing marketing, customer service, staffing and pricing objectives and devised technical programs to support our field personnel. We believe that the success of our process improvement strategy has been reflected in our improved operating results during recent fiscal periods and that we are now well positioned to continue our strategy of growth primarily through acquisitions.

Prior to fiscal 2003, acquisitions were the principal means of our growth. From fiscal 1997, the year of our initial public offering, through fiscal 2006, we completed over 33 acquisitions and grew from approximately $74 million in annual revenue to approximately $211 million in annual revenue. We believe our size and geographic reach, along with the fragmented competition in both the packaged gas and propane markets, position us well for continued growth.

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

We compete primarily in the market for industrial, medical and specialty gases delivered in mixed “packaged” or cylinder form. Participants serving this market segment package, mix and distribute gases to customers with smaller volume needs or requirements for specially blended or purified gases. We believe that this industry, including the related hard goods, generates total annual sales of approximately $9 billion. Large, multi-state distributors, including Valley, account for approximately 40% of sales in this market. The remaining sales are generated by approximately 900 smaller distributors, many of which we believe to be potential candidates for acquisition by larger distributors or industrial gas producers.

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

Propane.  We also compete in the propane market in the United States, which consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Propane competes with other forms of energy in heating applications and the degree of competition from these alternate sources is primarily a function of geography, with the most important factor being the proximity to natural gas pipelines. We believe that the non-pipeline residential, commercial and industrial propane market generates total annual sales of approximately $12 billion, with the 20 largest distributors accounting for approximately 50% of all sales. According to LPGas Magazine, for 2005 we ranked 20th, with approximately 28 million gallons sold annually. Approximately 3,900 independent marketers of propane serve the balance of the market, many of which, we believe, could be suitable acquisition candidates for us in the future.

The majority of propane sold within the industry by distributors is used for residential and commercial heating. Most distributors own the majority of the tanks and containers which dispense propane at a customer’s location. Unlike the industrial gas market segment, no separate rental fee is generally charged for the container.

We believe that, as in the packaged industrial gases market, service rather than price plays the dominant role in the supplier-customer relationship in the propane market. Customers served both on a “will call” and on an automatic delivery basis expect timely delivery, especially during the winter months. As a result, customer satisfaction with a particular distributor is often based more on such distributor’s timely, reliable delivery of propane than on the price which such distributor charges for such propane. Annual account turnover in the propane market is low.

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

Industry Consolidation

The packaged gases industry is fragmented but has been undergoing consolidation. We believe that there are many reasons for this trend, including the following:

•	Changes in technology are providing opportunities for more efficient and effective pricing, order entry, inventory and distribution management. Larger distributors are more likely to have the capital and human resources to take advantage of these opportunities, thereby creating greater margin, cost and service reliability advantages.

•	Larger customers are demanding additional services from their suppliers in such areas as automated order entry, automated restocking and applications technology support. These services require an investment in technology and equipment that many smaller distributors are incapable or unwilling to make.

•	The number and complexity of government regulations is increasing, especially for distributors who produce or package gas products. Complying with new regulations requires expertise and expense, which is difficult for smaller distributors to access, maintain or afford. Several major gas producers no longer provide full service support to distributors.

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

In recent years, the propane industry has also been undergoing consolidation for many of the same reasons as the packaged gas industry. We have been taking advantage of this consolidation trend through selective acquisitions. Except for several large companies, the propane distribution industry is also highly fragmented. Industry sources indicate there are approximately 3,900 independent marketers of propane operating 13,500 local distribution centers nationwide. We believe that the 25 largest propane distributors, of which we are one, have a 50% share of the approximately nine billion gallon annual market.

Growth Strategy

We intend to capitalize on the trend toward consolidation in both the packaged gases and propane industries. Our improved financial position and operating efficiency, achieved through the earnings and operations improvement plan we implemented two years ago, position us to resume the acquisition strategy that has, throughout our history, been our primary growth vehicle. The key elements of our growth strategy include the following:

•	Grow through acquisitions. Prior to fiscal 2003, acquisitions were the principal means of our growth. From fiscal 1997, the year of our initial public offering, through fiscal 2006, we completed over 33 acquisitions and grew from approximately $74 million in annual revenue to approximately $211 million in annual revenue. We believe our size and geographic reach, along with the fragmented competition in both the packaged gas and propane markets, position us well for continued growth. To implement this strategy we:

•	Focus on “tuck-in” acquisitions. We focus our acquisition efforts on small packaged gas and propane distributors that operate in, or adjacent to, the geographic markets we serve. We believe that the numerous remaining small distributors of both packaged gas and propane in these markets present significant opportunities for additional acquisitions.

On December 1, 2005, Valley acquired United Propane Services, LLC., a propane distributor with a single operating location, plus two satellite storage locations in north-central Pennsylvania, for a purchase price of $2.3 million. In calendar year 2004, United had sales of approximately $2.2 million.

On September 1, 2006, Valley acquired Industrial Air Products Corporation, a distributor of packaged industrial gases and welding supplies from two locations in Florida. Valley acquired all of the common stock of Industrial Air Products for a purchase price of $3.0 million. For the twelve months ended May 31, 2006, Industrial Air Products reported sales of $2.8 million.

•	Pursue selective acquisitions to expand geographic reach. We selectively consider acquisitions of larger, independent, regional packaged gas and non-pipeline propane distributors where such an acquisition would enable us to expand our presence into a new region of the United States and where the acquisition meets our criteria.

On October 31, 2005, Valley acquired Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin City Oxygen Company, for a purchase price of approximately $21 million. For its fiscal year ended December 31, 2004, Reynolds reported aggregate sales of $19.5 million, approximately 53% of which was from packaged industrial gases and cylinder rental and 47% was from hard goods and welding supplies.

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

Products

The gases that we package and distribute include oxygen, nitrogen, hydrogen, argon, helium, acetylene, carbon dioxide, nitrous oxide, specialty gases and propane. Specialty gases include rare gases, high-purity gases and blended, multi-component gas mixtures. While primarily a packager and distributor of gases, we also manufacture a portion of our acetylene requirements at our facilities in West Mifflin, Pennsylvania and Eddystone, Pennsylvania. In fiscal 2006, acetylene accounted for approximately 3% of net sales. Most packaged gas customers also rent cylinders from us which revenue is included in packaged gases.

Complimentary to the distribution of gases, we sell hard goods or welding equipment and supplies which includes welding machines, wire, fluxes and electrodes and a wide variety of supporting equipment.

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

The following table sets forth the percentage of our net sales for the fiscal years ended June 30, 2004, 2005 and 2006 for each of the following products and services:

	Year Ended June 30,
	2004	2005	2006

Packaged gases	35.0%	33.6%	34.7%
Hard goods	36.5	36.4	36.9
Propane	28.5	30.0	28.4

	100.0%	100.0%	100.0%

Customers

We currently have more than 211,000 customers, none of which accounted for more than 1.0% of net sales in fiscal 2006. We serve a number of industries, including the manufacturing, industrial, metal production and fabrication, construction, healthcare, and mining, oil and chemicals, and other industries, as well as the propane needs of our residential customers. The following chart illustrates the percentage of our net sales represented by each of these industries:

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

Sales and Marketing

The distribution of most packaged gases is most economically performed within approximately a 30-mile radius of the product packaging or inventory location due primarily to costs associated with delivery of cylinders. Therefore, the estimated national market of $9 billion consists of hundreds of regional markets. We solicit and maintain business primarily through a direct selling effort using an experienced sales force of approximately 83 account and area managers. Account managers receive ongoing training so that they are knowledgeable about gas and product performance characteristics and current application technology. On average, our account managers have more than 10 years of industry experience. Account managers are paid a base salary and commissions based upon account profit margin. Efforts are focused on accounts generating sales of high margin products. Occasionally, account managers make joint sales calls with our suppliers to address difficult or innovative application requirements. We have been testing both telemarketing and catalog solicitation at selected locations to attract new accounts. We believe that electronic commerce conducted through the internet, or e-commerce, may become an important method in attracting and maintaining some customers in the future. We plan to continue developments in this area.

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

Competition

Competition is almost always on a regional market basis and, for packaged gases, is based primarily on customer loyalty, service and, to a lesser extent, price. Customer loyalty can be lessened when businesses are acquired. Most regional markets have between three and six competitors, the majority of whom are small independent companies, with one or two competitors having a significantly higher market share than the others. We compete in many markets throughout West Virginia, Pennsylvania, Kentucky, Ohio, Virginia, Tennessee, Maryland, Delaware, New Jersey, Wisconsin, Florida, Michigan, Minnesota and South Dakota. We believe that we enjoy a strong position in most of the markets that we serve.

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

Suppliers

We purchase industrial gases pursuant to supply arrangements having no minimum commitments and open purchase orders with four of the five major gas producers in the United States. One such producer accounted for approximately 38% of our gas purchases in fiscal 2006. If any of these arrangements were terminated, we believe that we would be able to readily secure an alternate source of supply.

We purchase welding equipment and consumable supplies from a number of vendors. Of these purchases, the top five vendors represented approximately 60% of total purchases in fiscal 2006. Purchases from major vendors are made pursuant to purchase orders that are cancelable by us upon minimal notice. Large volume purchasers, such as Valley, are generally able to participate in vendor discount programs and obtain products at competitive costs. We are able to purchase welding supplies from vendors of our choosing.

We purchase propane from pipeline sources at various supply points in our market areas from approximately five primary vendors. One such vendor accounted for 59% of total propane purchases in fiscal 2006, generally on a short-term basis at prevailing market prices. We have historically been able to adjust prices to reflect changes in product cost, which varies with season and availability. We are not dependent upon any single supplier for propane and supplies have historically been readily available. Unlike small residential distributors of propane, we also supply propane to commercial customers who purchase propane throughout the year, and we believe the year-round demand this creates causes us to be less susceptible to allocation during periods of tight supply, which occurs from time to time.

Employees

At June 30, 2006, we employed 748 people, compared to 682 at June 30, 2005. At June 30, 2006, approximately 13% of our employees were covered by collective bargaining agreements. Historically, we have not been adversely affected by strikes or work stoppages. We believe that we have a skilled and motivated work force and that our relationship with employees is good.

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

Business Segments

On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregation of operating segments, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities. Hard goods consist of welding supplies and equipment, safety products, and MRO supplies. Packaged gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. The propane segment consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Cylinder rent is derived from cylinders, cryogenic liquid containers, bulk storage tanks and tube trailers and is included in either industrial gases or propane, depending on gas provided. Fiscal 2005 and 2004 have been restated to conform with this adoption.

Valley considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of net sales, net profits or assets. Due to the different mix of products and services at each location, our locations do not have similar economic characteristics. They do offer similar products and services, production processes, customer types and regulatory environments, which are the other criteria considered when aggregating operating segments. EITF No. 04-10 indicates that a majority of these factors must exist and that the operating segments must have similar economic characteristics, regardless of the similarity of the operating segments with regard to the other factors. As a result of EITF No. 04-10 becoming effective on June 30, 2006, Valley has modified its segment disclosures accordingly.

Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities as of March 31, 2004 (See Note 1), Valley has a Variable Interest Entities Segment. Since the variable interest entities are distinct businesses, the financial information for this segment is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company’s financial reporting system. All intercompany activity is eliminated in consolidation.

The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate. This segment is not a core business or operating segment but is considered a “reportable business segment” as a result of the application of FIN 46R, as described above. It consists of five related entities controlled by our Chairman and his affiliates that lease real estate and equipment to Valley and other third party entities and that are engaged primarily in the purchase, development, sale and/or lease of real estate. Other than our Chairman, none of our current or former directors or executive officers have interests in these entities. Our Chairman, who is currently the beneficial owner of approximately 75% of our common stock, also beneficially owns more than 50% of each of these entities, and we have historically entered into these leases to preserve our capital to support our growth through acquisition strategy. These arrangements are supported by a master lease agreement — as well as certain individual lease agreements, none of which contain a bargain purchase option, fixed renewal option or residual value guarantee. Although these entities are controlled by related parties, we have no equity interest in any of these variable interest entities and the creditors and beneficial interest holders of these entities have no recourse to our general credit. See “Certain Relationships and Related” Transactions and Notes 1 and 14 to our consolidated financial statements for the year ended June 30, 2006.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment. Gross profits noted below do not reflect depreciation expense and distribution costs. As disclosed in Note 3 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Operating, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation”. Some companies may report certain or all of these costs as elements of their Costs of Products Sold; therefore, gross profits noted below may not be comparable to those of other entities. Operating, distribution and administrative expenses, as well as the majority of depreciation, amortization, interest and other expenses are not allocated to segments in the Company’s financial records. In addition, the Company does not maintain fixed assets or capital expenditures by business segment.

	Fiscal 2006
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$82,465	$70,770	$57,296	$2,420	$—	$(2,420)	$210,531
Cost of products sold	54,311	17,007	31,078	—	—	—	102,396

Gross profit	28,154	53,763	26,218	2,420	—	(2,420)	108,135
Operating, distribution, and administrative expenses				945	71,011	(2,420)	69,536
Depreciation expense				563	7,316	—	7,879
Amortization expense					823		823
Loss (gain) on sale of assets				(224)	(46)		(270)
Interest expense				424	3,911		4,335
Interest, dividend and other income				289	376		665
Minority interest				1,001			1,001
Net earnings before taxes							25,496

	Fiscal 2005
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$63,636	$55,307	$48,756	$2,136	$—	$(2,136)	$167,699
Cost of products sold	41,357	12,037	24,951	—	—	—	78,345

Gross profit	22,279	43,270	23,805	2,136	—	(2,136)	89,354
Operating, distribution, and administrative expenses				808	58,202	(2,136)	56,874
Depreciation expense				432	6,279	—	6,711
Amortization expense					1,108	—	1,108
Loss (gain) on sale of assets				(135)	127		(8)
Interest expense				240	4,066		4,306
Interest, dividend and other income				280	242		522
Minority interest				1,071			1,071
Net earnings before taxes							19,814

	Fiscal 2004
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$56,359	$53,983	$44,114	$1,047	$—	$(1,047)	$154,456
Cost of products sold	37,488	12,472	21,598	—	—	—	71,558

Gross profit	18,871	41,511	27,516	1,047	—	(1,047)	82,898
Operating, distribution, and administrative expenses				347	57,931	(1,047)	57,231
Depreciation expense				98	5,713	—	5,811
Amortization expense					1,663		1,663
Loss (gain) on sale of assets				(295)	70		(225)
Interest expense				78	5,579		5,657
Interest, dividend and other income				61	258		319
Minority interest				880			880
Net earnings before taxes							12,200

ITEM 2.	PROPERTIES

We own approximately 600,000 cylinders, 35,000 bulk propane tanks and 481 bulk cryogenic tanks, generally ranging in size from 250 gallons to 11,000 gallons. Most cylinders and storage tanks are located at customer sites. Cylinders require minimal maintenance and have useful lives that we expect will extend on average for 30 years or longer.

We have 75 packaged gas and hard goods distribution locations in 14 states. All locations distribute propane in cylinders while 31 distribute propane in bulk which is generally used for residential heating. A typical location has 5,000 square feet of space used to warehouse hard goods, 5,000 square feet of space used for gas filling and cylinder storage and 2,000 square feet of space used for a retail showroom. Our corporate operations are located in 20,000 square feet of leased space in Wheeling, West Virginia and our executive offices are located in 3,000 square feet of leased space in Washington, Pennsylvania.

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

Some packaged gases and propane are flammable, explosive products. Serious personal injury and property damage can occur in connection with their transportation, storage, production or use. We also have employment claims arising from time to time. In the ordinary course of our business, we are threatened with or are named as a defendant in various lawsuits which, among other items, seek actual and punitive damages, attorneys’ fees, injunctive relief and other remedies for product liability, personal injury, property damage and employment matters. We have also been named in suits alleging injury from exposure to asbestos from welding rods and to fumes from manganese welding rods. To date, we have not suffered any material loss as a result of any such lawsuit. We maintain liability insurance policies with insurers in such amounts and with such coverage and deductibles as we believe is reasonable and prudent. Some of our insurance policies do not cover punitive damages or provide for the payment of attorneys’ fees in addition to the limits of coverage. There can be no assurance that such insurance will be available or adequate to protect us from material awards of expenses related to such claims or that such levels of insurance will continue to be available in the future at economical prices.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR VALLEY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Valley’s common stock is traded on the American Stock Exchange under the symbol “VLG”.

The range of daily sales prices per share for Valley’s common stock from July 1, 2004 to June 30, 2006 was:

Year Ended June 30, 2006:	High	Low

Fourth quarter	$27.87	$21.05
Third quarter	$22.00	$19.41
Second quarter	$22.31	$16.20
First quarter	$17.23	$14.90

Year Ended June 30, 2005:	High	Low

Fourth quarter	$16.90	$13.36
Third quarter	$17.69	$14.05
Second quarter	$18.99	$9.06
First quarter	$11.45	$9.00

The reported last sale price of Valley’s common stock on the American Stock Exchange on September 19, 2006 was $27.75.

On September 19, 2006, there were 55 record holders of Valley’s common stock.

On November 23, 2005, Valley authorized a $.10 dividend per share that was paid on January 5, 2006 to shareholders of record as of December 21, 2005.

Valley’s credit facility allows for the payment of cash dividends on Valley’s common stock up to the limit established in the credit agreement. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements contained in Item 15.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected consolidated financial data as of and for each of the five years in the period ended June 30, 2006 from our audited consolidated financial statements. You should read this data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this annual report.

	Years Ended June 30,
	2002	2003	2004	2005	2006(3)
	(in thousands except per share data)

Operating Results:
Net sales	$144,523	$151,232	$154,456	$167,699	$210,531
Cost of products sold, excluding depreciation and amortization	67,906	73,143	71,558	78,345	102,396
Operating, distribution and administrative(1)	56,188	62,368	57,231	56,874	69,536
Depreciation and amortization	7,708	8,900	7,474	7,819	8,702
Income from operations	12,728	6,793	18,418	24,669	30,167
Interest expense	5,947	6,623	5,657	4,306	4,335
Provision for income taxes	2,994	151	4,520	7,443	9,983
Net earnings before the cumulative effect of a change in accounting principle	4,220	236	7,680	12,371	15,513
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	303
Net earnings	4,220	236	7,680	12,371	15,210
Basic
Earnings before the cumulative effect of a change in accounting principle	$0.45	$0.03	$0.82	$1.30	$1.61
Cumulative effect per share of a change in accounting principle(2)	—	—	—	—	$(0.03)
Net earnings per share	$0.45	$0.03	$0.82	$1.30	$1.58
Diluted
Earnings before the cumulative effect of a change in accounting principle	$0.45	$0.03	$0.81	$1.28	$1.59
Cumulative effect per share of a change in accounting principle	—	—	—	—	$(0.03)
Net earnings per share	$0.45	$0.03	$0.81	$1.28	$1.56
Weighted Average Shares:
Basic	9,348	9,350	9,381	9,525	9,616
Diluted	9,399	9,393	9,444	9,689	9,775
Balance Sheet Data:
Working capital	$15,410	$10,702	$9,881	$10,858	$12,747
Total assets	154,613	149,215	157,335	175,086	210,174
Current portion of long-term debt	6,319	5,916	2,652	3,674	3,862
Long-term debt, less current maturities	74,659	67,642	62,286	60,926	66,679
Other non-current liabilities	22,484	23,057	24,017	27,606	35,669
Total stockholders’ equity	36,634	36,143	46,108	59,862	75,612

(1)	Operating, distribution and administrative expenses for the twelve months ended June 30, 2006 include a reduction of $2.4 million in rent expense, partially offset by other expenses of $0.2 million and $0.9 million, respectively, as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley.

Operating, distribution and administrative expenses for the twelve months ended June 30, 2005 include a reduction of $2.1 million in rent expense, partially offset by other expenses of $0.2 million and $0.8 million, respectively, as a result of consolidating under FIN 46R the Variable Interest Entities owned by a related party that leases properties to Valley.

Operating, distribution and administrative expenses for the year ended June 30, 2004 include a reduction of $0.8 million in rent expense, partially offset by other expenses of $0.3 million, as a result of consolidating under FIN 46R, Variable Interest Entities owned by a related party that leases properties to Valley, effective March 31, 2004.

(2)	Effective June 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The $0.3 million after tax charge was recorded as the cumulative effect of a change in accounting principle related to conditional asset retirement obligations.

(3)	Fiscal 2006 includes the results of the acquisition of Plymouth Wayne Welding made on June 30, 2005, Reynolds Welding on October 31, 2005 and United Propane on December 1, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Operations

We are a leading distributor of packaged industrial, medical and specialty gases, and related hard goods including welding equipment and supplies, with distribution facilities in 14 states in the eastern United States. We also have a growing presence in the distribution of propane in our geographic markets.

We generate revenue through the sale of packaged industrial gases, which include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends and the rental and delivery charges for the cylinders and tanks in which they are delivered. We sell packaged industrial gases to customers for manufacturing, industrial, metal production and fabrication, construction, health care, mining, oil and chemicals and other applications. Sale of our packaged gases is generally not seasonal. Most of our packaged gas customers also rent cylinders from us. We also sell hardgoods, which consist of welding supplies and equipment, safety products, and MRO supplies. In addition, we sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather, with consumption as a heating fuel peaking sharply in winter months. In fiscal 2006, packaged gases accounted for approximately 35% of our net sales, hardgoods accounted for approximately 37% of our net sales, while propane accounted for approximately 28% of our net sales.

Our cost of products sold includes the direct cost of industrial, medical and specialty gases pursuant to supply arrangements and open purchase orders with four of the five major gas producers in the United States, the purchase of hard goods from a number of vendors and the purchase of propane from one of the three major propane suppliers. Although the cost of the gases we sell is subject to formula pricing and variation based on market prices for such gases, because packaging, delivery and other services constitute a substantial portion of the cost and the value of the packaged gases we provide our customers, we believe that we are not significantly exposed to decreased margins because of those variations.

Our operating, distribution and administrative expenses primarily are composed of delivery expenses, salaries, benefits, professional fees, transportation equipment operating costs, facility lease expenses and general office expenses. We believe that changes in these expenses as a percentage of sales should be evaluated over the long term rather than on a quarter-to-quarter basis due to the moderate seasonality of sales mentioned above and the generally fixed nature of these expenses. We also incur depreciation expense related to our fixed assets, including approximately 600,000 cylinders which are generally depreciated over a period of 30 years. We also own approximately 250 delivery vehicles that we depreciate over a period of 3 to 7 years.

Acquisitions

We believe that we have been successful in executing our strategy of growth through acquisitions, having completed over 33 acquisitions since fiscal 1997, the year of our initial public offering. The consideration for most acquisitions includes a combination of a cash payment at closing, seller financing and payments under covenants not to compete and consulting agreements. For many acquisitions, we believe that projections of future cash flows justify payment of amounts in excess of the book or market value of the identifiable tangible and intangible assets acquired, resulting in goodwill being recorded. Some acquisitions have had, and we expect that some future acquisitions could have, a dilutive effect upon our income from operations and income before tax for a period following their consummation. This dilution can occur because some of the benefits of acquisitions, such as leveraging of operating and administrative expenses, improved product gross margins and expected sales growth, occur over time. In most cases, the operating cash flow of an acquired business has been positive in a relatively short period of time after consummation of the acquisition.

In part to manage our operations independent of the effect of acquisitions, we monitor the results of each of our 75 locations separately. Although each location is therefore a separate operating segment, because no single store generates an amount of revenue or income, or maintains assets, in excess of the thresholds in accounting releases that would require us to report them as separate reportable segments, and because all stores offer similar products and services, we reported their results on an aggregate basis. On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregation of operating segments as defined in SFAS No. 131 into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities.

We maintain records of “same store sales,” which are sales from those stores that have been operated by us for the full two-year comparison period. The value of sales increase related to acquisitions is determined by the specific sales of each acquired location. New stores would be considered in same store sales once we have operated them for the entire comparison period.

Variable Interest Entities

We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corp. and Plymouth Holding LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary E. West, our Chairman and principal shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we must consolidate in our financial statements, the financial statements of these related entities. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. All of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest. The real property and equipment held by these entities result in our reporting significantly higher balances of buildings and equipment on our balance sheet and, because some of these properties are subject to mortgage loans, higher indebtedness.

Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts we report in our consolidated financial statements and accompanying notes. We describe the significant accounting policies and methods that we use to prepare our consolidated financial statements in Note 3 to the financial statements for the year end June 30, 2006. The most critical accounting matters in which we use estimates include our determination of the net carrying value of our trade receivables, our inventories, our goodwill, our other intangible assets and our employee health care benefit reserves. If our estimates have to be revised, we may be required to adjust the carrying value of these assets and the reserves, affecting our results of operations during the period when the adjustment is recorded, and affecting our net assets and equity. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Trade Receivables

We estimate the collectability of our trade receivables on a monthly basis. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowances for doubtful accounts as of June 30, 2006 are adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, which would negatively affect our income.

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

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We estimate and adjust our tax liability based on uncertain tax positions taken by us within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.

Results of Operations

The following table presents information about our results of operations as a percentage of net sales.

	As a Percentage of Net Sales
	Year Ended June 30,
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of products sold, excluding depreciation and amortization	46.3	46.7	48.6
Operating, distribution and administrative expenses	37.0	33.9	33.0
Depreciation and amortization	4.8	4.7	4.1

Income from operations	11.9	14.7	14.3
Interest expense	3.6	2.6	2.1
Other income	0.1	0.3	0.4

Earnings before minority interest	8.4	12.4	12.6
Minority interest	0.5	0.6	0.5

Earnings before taxes	7.9	11.8	12.1
Provision for income taxes	2.9	4.4	4.7

Net earnings	5.0%	7.4%	7.4%

Comparison of years ended June 30, 2006 and 2005

Our net sales increased $42.8 million or 25.5% to $210.5 million for the year ended June 30, 2006, from $167.7 million for the year ended June 30, 2005. Acquisitions provided approximately $29.3 million or 68.5% of the increase, with the balance of the increase related to same store sales of $13.5 million. Packaged gases and cylinder rental revenue represented 34.7% of net sales for the year ended June 30, 2006 and hard goods represented 36.9% of net sales. In comparison, packaged gases and cylinder rental revenue represented 33.6% of net sales for the year ended June 30, 2005 and hard goods represented 36.4% of net sales. Sales of hard goods increased $16.6 million or 27.1% from fiscal 2005 to fiscal 2006, reflecting increased demand from the improved economy, increased prices resulting from increased steel costs and increased sales volume. Acquisitions provided $15.3 million or 92.2% of the increase, with the balance provided by same store sales of $1.3 million. Packaged gases increased $18.2 million due to increased demand and higher prices. Acquisitions provided $12.0 million or 65.9% of the increase, with the balance provided by same store sales of $6.2 million. Propane sales represented 28.4% of net sales in fiscal 2006 compared to 30.0% of net sales in fiscal 2005. Propane sales increased $8.0 million or 17.7% in fiscal 2006 compared to fiscal 2005 due to price increases. Acquisitions provided $1.2 million or 15.0% of the increase, with the balance provided by same store sales of $6.8 million. Propane gallons sold were up 1.5% in fiscal year 2006 compared to fiscal year 2005, reflecting an increased customer base offset from higher prices of all energy sources and warmer temperatures in our markets compared to the prior year period.

Our cost of products sold increased $24.1 million or 30.7% to $102.4 million for the year ended June 30, 2006, compared to $78.3 million for the year ended June 30, 2005. Cost of products sold as a percentage of net sales was 48.6% and 46.7% for the years ended June 30, 2006 and 2005, respectively. Increased prices that we charged for hard goods, packaged gases and cylinder rental resulting from our efforts to standardize our product offerings and pricing were offset by higher propane costs as a percentage of net sales.

Operating, distribution and administrative expenses increased $12.6 million or 22.3% to $69.5 million in the year ended June 30, 2006, compared to $56.9 million for the year ended June 30, 2005. Consolidation of the variable interest entities resulted in a decrease of $2.4 million in building rent expense. Although personnel costs and equipment rent were also reduced, these reductions were partially offset by increased legal and professional fees, vehicle fuel and repair costs and expense for operating supplies. Effective July 1, 2005, the Company adopted SFAS No. 123R to account for its stock-based compensation plan. During the year ended June 30, 2006, the Company recorded approximately $185,000 as compensation expense related to stock options. Operating, distribution and administrative expenses as a percentage of net sales were 33.0% for the year ended June 30, 2006, compared to 33.9% for the year ended June 30, 2005.

Depreciation expense increased $1.2 million to $7.9 million for the year ended June 30, 2006, from $6.7 million for the year ended June 30, 2005, reflecting depreciation from increased capital expenditures, acquisitions and the variable interest entities.

Amortization of intangibles decreased $0.3 million to $0.8 million in the year ended June 30, 2006, compared to $1.1 million in the year ended June 30, 2005. This decrease was primarily the result of certain intangibles becoming fully amortized during the current fiscal year partially offset by the amortization of intangible assets related to acquisitions.

Interest expense remained the same at $4.3 million for the year ended June 30, 2006 and June 30, 2005. Interest expense for the year ended June 30, 2006 was partially offset by the inclusion of $0.4 million related to the variable interest entities.

Other income increased $0.2 million to $0.7 million for the year ended June 30, 2006, compared to $0.5 million for the year ended June 30, 2005, due primarily to income earned by the variable interest entities.

Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.

Our effective tax rate increased from 37.6% for the year ended June 30, 2005 compared to 39.2% for the year ended June 30, 2006 due to higher federal graduated statutory rates resulting from higher taxable income.

Effective June 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). The $0.3 million after tax charge was recorded as the cumulative effect of a change in accounting principle related to conditional asset retirement obligations. The ongoing annual expense resulting from the adoption of FIN 47 is anticipated to be immaterial.

For the reasons stated above, our net earnings increased $2.8 million or 23.0% to $15.2 million for the year ended June 30, 2006, compared to $12.4 million for the year ended June 30, 2005. Diluted earnings per share were $1.56 for the year ended June 30, 2006, compared to $1.28 for the year ended June 30, 2005.

Comparison of years ended June 30, 2005 and 2004

Our net sales increased $13.2 million or 8.6% to $167.7 million for the year ended June 30, 2005, from $154.5 million for the year ended June 30, 2004. Packaged gases and cylinder rental revenue represented 33.6% of net sales for the year ended June 30, 2005 and hard goods represented 36.4% of net sales. In comparison, packaged gases and cylinder rental revenue represented 35.0% of net sales for the year ended June 30, 2004 and hard goods represented 36.5% of net sales. Sales of hard goods increased $7.1 million or 13.2% from fiscal 2004 to fiscal 2005, reflecting increased demand from the improved economy, increased prices resulting from increased steel costs and increased sales volume. Sales of packaged gases increased $1.6 million or 2.7% from fiscal 2004 to fiscal 2005, reflecting increased demand and higher prices. Propane sales represented 30.0% of net sales in fiscal 2005 compared to 28.5% of net sales in fiscal 2004. Propane sales increased $4.5 million or 11.1% in fiscal 2005 compared to fiscal 2004 due to price increases. Propane gallons sold were down 5.6% in fiscal year 2005 compared to fiscal year 2004, reflecting reduced demand due to conservation resulting from higher prices of all energy sources and warmer temperatures in our markets compared to the prior year period.

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

Depreciation expense increased $0.9 million to $6.7 million for the year ended June 30, 2005, from $5.8 million for the year ended June 30, 2004, reflecting depreciation related to the variable interest entities and increased depreciation resulting from increased capital expenditures.

Amortization of intangibles decreased $0.6 million to $1.1 million for the year ended June 30, 2005, compared to $1.7 million for the year ended June 30, 2004. This decrease was primarily the result of certain intangibles becoming fully amortized during the current year.

Interest expense decreased $1.3 million or 23.2% to $4.3 million for the year ended June 30, 2005, compared to $5.6 million for the year ended June 30, 2004. This decrease was primarily the result of reduced outstanding debt balances and lower interest rates due to improved financial performance. Interest expense for the year ended June 30, 2005 was partially offset by the inclusion of $0.2 million related to the variable interest entities which were not consolidated in the prior year.

Other income increased $0.2 million to $0.5 million for the year ended June 30, 2005, compared to $0.3 million in the year ended June 30, 2004, due primarily to income earned by the variable interest entities.

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

Quarterly Operating Results

The following table presents summary information about our sales, income from operations, net earnings and earnings per share on a quarterly basis for each of the last two fiscal years:

	Fiscal 2005				Fiscal 2006
	Quarter Ended				Quarter Ended
	Sept.	Dec.	March	June	Sept.	Dec.	March	June
	30	31	31	30	30	31	31	30
	(thousands except per share data)

Net sales	$36,201	$43,203	$50,488	$37,807	$41,663	$56,418	$63,578	$48,872
Income from operations	3,711	6,927	10,080	3,951	4,280	8,350	11,802	5,735
Net earnings	1,563	3,493	5,540	1,775	2,036	4,391	6,424	2,359
Basic earnings per share	0.16	0.37	0.58	0.19	0.21	0.46	0.67	0.24
Diluted earnings per share	0.16	0.37	0.57	0.18	0.21	0.45	0.66	0.24

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

	Year Ended June 30,
	2004	2005	2006

First quarter	21.1%	21.6%	19.8%
Second quarter	25.3%	25.8%	26.8%
Third quarter	31.0%	30.1%	30.2%
Fourth quarter	22.6%	22.5%	23.2%

	100.0%	100.0%	100.0%

As illustrated, income from operations and net sales and earnings typically are higher for the second and third quarters than for the first and fourth quarters of the fiscal year. The timing of acquisitions may also have an appreciable effect on quarter to quarter sales and earnings.

Liquidity and Capital Resources

Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.

At June 30, 2006, we had working capital of approximately $12.7 million, compared to $10.9 million as of June 30, 2005, reflecting primarily an increase in accounts receivable and inventory partially offset by accounts payable. Funds provided by operations for the year ended June 30, 2006 were approximately $26.7 million, compared to $23.6 million for the year ended June 30, 2005. This increase of $3.1 million is attributable to the $2.8 million increase in net income offset by changes in other operating assets and liabilities. Funds used for investing activities were approximately $31.1 million for the year ended June 30, 2006, consisting of capital spending and the purchase of Reynolds Welding Supply Company, compared to $15.5 million for the year ended June 30, 2005. We anticipate capital expenditures of approximately $8.7 million for fiscal year June 30, 2007. Funds provided for financing activities for the year ended June 30, 2006 were approximately $4.7 million as net borrowings of $79.4 million were offset by debt repayment of $73.7 million. In addition, dividend payments of $1.0 million and a distribution by the variable interest entities of $0.9 million were partially offset by funds received through the exercise of stock options totaling $0.6 million. Our cash balance increased $0.3 million during the year ended June 30, 2006 to $1.6 million.

At June 30, 2005, we had working capital of approximately $10.9 million, compared to $9.9 million as of June 30, 2004, reflecting primarily an increase in accounts receivable and available cash partially offset by accounts payable. Funds provided by operations for the year ended June 30, 2005 were approximately $23.6 million, compared to $20.5 million for the year ended June 30, 2004. This increase of $3.1 million is attributable to the $4.7 million increase in net income offset by changes in other operating assets and liabilities. Funds used for investing activities were approximately $15.5 million for the year ended June 30, 2005, consisting of capital spending and the purchase of Plymouth Wayne Welding Supplies, Inc., compared to $7.1 million for the year ended June 30, 2004. Funds used for financing activities for the year ended June 30, 2005 were approximately $7.7 million as net borrowings of $59.6 million were more than offset by debt repayment of $65.6 million and the repayment of prior year bank overdraft of $0.7 million. In addition, dividend payments of $0.9 million and a distribution by the variable interest entities of $0.9 million were partially offset by funds received through the exercise of stock options totaling $0.8 million. Our cash balance increased $0.8 million during the year ended June 30, 2005 to $1.3 million.

At June 30, 2006, we had the following contractual obligations:

	Payments Due By Period
		Less			More
		Than			Than
		1	2-3	4-5	5
Contractual Obligations	Total	Year	Years	Years	Years
	(In Thousands)

Long-Term Debt	$70,541	$3,862	$62,808	$1,612	$2,259
Estimated Interest Payments	16,937	4,649	11,872	320	96
Interest Rate Swap Payments	1,845	1,025	820	—	—
Interest Rate Swap Receipts	(2,385)	(1,325)	(1,060)	—	—
Operating Leases, net of intercompany eliminations	8,940	1,725	3,518	3,697	—
Purchase Obligations	2,518	2,518	—	—	—

Total Obligations	$98,396	$12,454	$77,958	$5,629	$2,355

Some of these obligations, including interest rate swaps and debt obligations, are sensitive to changes in interest rates. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate. In January 2005, we entered into two swap agreements for notional value of $5 million effective July 2005 and $20 million effective January 2006. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at June 30, 2006 and June 30, 2005 consist primarily of deposits related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.

On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. The maturity date is April 30, 2009. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement. On October 31, 2005, the Company entered into an agreement to increase the outstanding credit available under the above revolving note by $15 million to $90 million. We may draw down funds as a revolving loan or a swing-line loan or obtain letters of credit. Each draw may, at our discretion be either a Eurodollar loan or a floating rate loan. In the case of Eurodollar loans, interest is calculated as the sum of (i) the quotient of (a) LIBOR, divided by (b) one minus a specific reserve requirement expressed as a decimal, plus (ii) an applicable margin set forth in the pricing schedule to the credit facility. In the case of floating rate loans, interest is calculated as the sum of (i) the higher of (a) the prime rate and (b) the sum of the federal funds effective rate plus 1.0%, plus (ii) the same applicable margin applied to Eurodollar loans. Subject to certain exceptions, we can draw on the credit facility in minimum amounts of $1 million in the case of floating rate loans or $2 million in the case of Eurodollar loans.

The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.4% as of June 30, 2006. As of June 30, 2006, availability under the revolving loan was approximately $29.0 million, with outstanding borrowings of approximately $60.6 million and outstanding letters of credit of approximately $0.4 million. The credit facility is collateralized by substantially all of our assets. We expect to use the revolving loan in the future primarily to fund acquisitions. We are not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied.

The credit facility contains various financial covenants applicable to us, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2006, we were in compliance with these covenants and believe that we will continue to be in compliance through at least the next twelve months. The credit facility permits the payment of cash dividends on our common stock so long as the aggregate amount of cash dividends paid to shareholders who are not parties to the credit facility during any fiscal year and the aggregate purchase price paid by us for any shares of our common stock redeemed in the same fiscal year does not exceed $2 million.

The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.7 million at June 30, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.5 million at June 30, 2006. This debt carries various interest rates ranging from 4.3% to 7.8% and various maturities from 2006 to 2017. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by our Chairman.

We are also obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 10.0% per annum and maturities through 2010. The outstanding balance of these notes as of June 30, 2006 was $1.3 million. Some of these notes are collateralized by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under our credit facility.

The schedule of maturities of our debt for the next five years and thereafter is as follows:

		Variable Interest
Fiscal Year Ending June 30,	Valley	Entities	Company

2007	$647,832	$3,214,083	$3,861,915
2008	295,106	847,896	1,143,002
2009	60,783,875	881,354	61,665,229
2010	93,623	827,131	920,754
2011	32,025	659,413	691,438
Thereafter	—	2,258,577	2,258,577

Total	$61,852,461	$8,688,454	$70,540,915

We enter into contractual agreements in the ordinary course of business to hedge our exposure to interest rate risks. Counterparties to these agreements are major financial institutions. We believe that the risk of incurring losses related to credit risk of the counterparty is remote.

Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within parameters that we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of June 30, 2006, we had $25.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 4.1% versus a receive rate of 5.3% to the counterparty.

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

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective July 1, 2005 and no current period charges were required to be recognized.

In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position did not materially affect our effective tax rate.

In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement was effective for fiscal years ending after September 15, 2005. This statement resulted in Valley reporting four reportable segments for the year ended June 30, 2006. (See Note 15).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for Valley for the fiscal year ended June 30, 2007.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Valley on July 1, 2007. We are evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At June 30, 2006, goodwill represented approximately 25% of our total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value-based approach. In testing the impairment of goodwill, we consider and balance a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice, or USPAP, for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations based upon our operating segments. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future.

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

Although we achieved improved operating results in fiscal 2005 and in fiscal 2006 that we have attributed to our process improvement plan, many facets of that plan have already been implemented and we cannot predict whether these measures will generate any further benefits. Further, we cannot be certain that the cost savings measures we have implemented, including staff reductions and location consolidation, will not have a longer-term negative impact on our customer relationships or our ability to manage our business.

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

There are several competing suppliers of most of the products that we purchase, although for business reasons we have concentrated our purchases with only a few suppliers. We purchase industrial gases pursuant to supply arrangements and open purchase orders with four of the five major gas producers in the United States. The largest such producer accounted for approximately 38% of our gas purchases in fiscal 2006. We purchase welding equipment and consumable supplies from a number of vendors, of which the top five vendors represented approximately 60% of our total purchases in fiscal 2006. We purchased 59% of our propane from a single supplier in fiscal 2006. Although we believe that supplies have historically been readily available, if one or more of these suppliers were to unexpectedly discontinue sales of a product to us, we would have to secure alternate sources of supply, and we could experience decreases in our profit margins if our arrangements with such alternate sources of supply were less favorable than those with our current suppliers and a decrease in our revenue if we were unable to obtain a sufficient supply of product.

Our inability to comply with certain financial covenants in our revolving credit facility could have an adverse effect on our business and the price of our common stock.

Our credit facility provides for revolving borrowings of up to $90 million maturing on April 30, 2009. The facility is secured by substantially all of our assets and contains various financial covenants applicable to us, including covenants requiring minimum fixed charge coverage and maximum funded debt to earnings before income taxes, depreciation and amortization, or EBITDA. Although we are currently in compliance with these covenants, a failure to comply would constitute a default under the credit facility. A default, if not waived by our lenders, could cause our outstanding indebtedness under the credit facility becoming immediately due and payable, and could also cause cross-defaults under other agreements that results in the indebtedness under those agreements to become immediately due and payable as well. If we were required to obtain waivers of a default or defaults, we could incur significant fees and transaction costs. If waivers of defaults are not obtained, we might have difficulty borrowing sufficient additional funds to repay the debt. Even if new financing is made available to us, it may not be available on acceptable terms.

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

We have entered into a number of transactions with related parties, including variable interest entities in which certain of our directors and executive officers have interests. For example, we lease 32 buildings from West Rentals, Inc., of which 30 buildings are leased pursuant to a Master Lease Agreement that terminates in April 2011 and two buildings are leased pursuant to pass-through subleases. Mr. West is the sole shareholder of West Rentals. We have also entered into other transactions with related parties. These related party transactions could cause conflicts of interest between us and the other parties to the transaction, which could lead to less favorable results than if the transactions had been with unrelated parties. For more information on these related party transactions, see “Certain Transactions With the Selling Shareholder or Companies Controlled by Him.”

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

In connection with one of our acquisitions, we entered into a right of first refusal agreement with our largest shareholder Gary E. West, several of Mr. West’s affiliated persons and entities, and Praxair, Inc. The right of first refusal agreement, which is effective through September 29, 2006, provides Praxair the right:

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008. The process of strengthening our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that the measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, would reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the American Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

									Fair
	2007	2008	2009	2010	2011	Thereafter		Total	Value
	(In Thousands)

Liabilities
Long-term debt — Valley
Fixed rate	$648	$295	$216	$94	$31		$—	$1,284	$1,146
Weighted average interest rate	7.10%	5.93%	4.49%	5.22%	5.96%		—
Variable rate	—	—	$60,568	—	—		—	$60,568	$60,568
Average interest rate	—	—	6.35%	—	—		—
Long-term debt — Variable interest
Entities mortgage debt
Fixed rate	$3,214	$848	$881	$827	$659		$2,259	$8,688	$7,125
Weighted average interest rate	6.86%	7.00%	6.36%	6.39%	6.28%		5.97%
Interest rate swaps
Variable to fixed	—	—	$25,000	—	—		—
Weighted average pay rate	—	—	4.10%	—	—		—
Weighted average receive rate	—	—	5.30%	—	—		—
Commitments
Operating leases	$4,348	$4,426	$4,537	$4,650	$4,768		$—	$22,729
Intercompany elimination	(2,623)	(2,689)	(2,756)	(2,825)	(2,896)			(13,789)

Company total	$1,725	$1,737	$1,781	$1,825	$1,872	$		$8,940

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	MANAGEMENT

Our directors and executive officers are listed below:

		Years Experience
Name	Age	in Industry	Position

Gary E. West	69	36	Chairman of the Board of Directors
William A. Indelicato	67	37	Vice Chairman of the Board of Directors and Chief Executive Officer
James P. Hart	52	10	President, Chief Financial Officer and Director
Gerald W. Zehala	60	29	Executive Vice President and Chief Operating Officer
August E. Maier	77	28	Director
Ben Exley, IV	59	10	Director
F. Walter Riebenack	67	7	Director
Robert P. Hespe	57	15	Director

Background and Experience of Directors and Executive Officers

GARY E. WEST, CHAIRMAN OF THE BOARD OF DIRECTORS.  Mr. West has served as Chairman of our Board of Directors since 1984. From 1970, when he purchased Valley, to March 1995, Mr. West served as President of Valley. Mr. West has also served as President of West Rentals, Inc., GEW Real Estate and Equip Lease Corp. and Vice President of Acetylene Products Corp. since 1992, 1988 and 1985, respectively. From June 1993 to 2002, he served as a director of WesBanco. From June 1990 to 2005, he served as a director of H.E. Neumann Co., a plumbing, heating and mechanical contracting company. Mr. West received his Bachelor of Science degree in Business Administration from West Liberty State College.

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

F. WALTER RIEBENACK, DIRECTOR.  Mr. Riebenack was elected a Director of Valley in January 1999. He is presently the Managing Member of U.S. Capital Advisors, L.L.C., a management consulting firm. He also presently serves as a Director, President and Chief Executive Officer of UCSB Financial Corporation, a one-bank holding company, and as a Vice President of its subsidiary bank. From 1990 until December 2002, Mr. Riebenack served as the Chief Financial Officer, General Counsel and as a member of the Board of Site-Blauvelt Engineers, Inc., a multi-disciplinary consulting engineering firm offering transportation design, geotechnical engineering, subsurface exploration, construction inspection and materials testing services to a wide range of clients in both the public and private sectors of the marketplace, with offices in New Jersey, Pennsylvania, New York, Delaware, Virginia, Ohio, Maryland, South Carolina and West Virginia. Mr. Riebenack also serves on the Board of Members of Harbor Investments, L.L.C. and Harbor Investments II, L.L.C., two private equity funds. Mr. Riebenack received his law degree along with his Bachelor of Business Administration degree in Finance and Accounting from the University of Notre Dame. Mr. Riebenack has served as an instructor of Business Law at Indiana University in Fort Wayne, Indiana and has also served as an instructor of Business Law, Principles of Insurance and Seminars in Business at the University of St. Francis in Fort Wayne, Indiana.

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

The other information called for by Item 401 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held on October 31, 2006, in the sections entitled “Election of Directors” and is incorporated herein by reference.

The information called for by Item 405 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 31, 2006, in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The other information called for by Item 406 of Regulation S-K is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held on October 31, 2006, in the section entitled “Election of Directors” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 31, 2006, in the section titled “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 31, 2006, in the section titled “Common Stock Ownership of Directors, Nominees and Officers” and is incorporated herein by reference.

Following is the equity compensation plan information for Valley as of June 30, 2006:

Number of
	securities to		Number of
	be issued	Weighted-average exercise	securities remaining
	upon exercise	price of	available for
	of outstanding	outstanding options,	future issuance
	options, warrants	warrants and	under equity
Plan category	and rights	rights	compensation plans

Equity compensation plans approved by security holders	277,735	$9.39	372,265
Equity compensation plans not approved by security holders	—	—	—
Total	277,735	$9.39	372,265

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 31, 2006, in the section titled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is contained in Valley’s definitive proxy statement relating to the annual meeting of shareholders to be held October 31, 2006, in the section entitled “Principal Accounting Fees and Services” and is incorporated herein by reference.

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
September 26, 2006
/s/  William A. Indelicato
William A. Indelicato
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. West (Gary E. West)	Chairman of the Board (principal executive officer)	September 26, 2006

/s/ William A. Indelicato (William A. Indelicato)	Vice Chairman, Chief Executive Officer, Director	September 26, 2006

/s/ James P. Hart (James P. Hart)	President, Director, Chief Financial Officer (principal financial and accounting officer)	September 26, 2006

/s/ August E. Maier (August E. Maier)	Director	September 26, 2006

/s/ Ben Exley, IV (Ben Exley, IV)	Director	September 26, 2006

/s/ F. Walter Riebenack (F. Walter Riebenack)	Director	September 26, 2006

/s/ Robert Hespe (Robert Hespe)	Director	September 26, 2006

VALLEY NATIONAL GASES INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
Valley National Gases Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Valley National Gases Incorporated (the “Company”) at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective June 30, 2006.

As discussed in Note 11, the Company changed its method of accounting for stock based compensation pursuant to FAS 123(R), Share-Based Payment, effective July 1, 2005.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
September 26, 2006

VALLEY NATIONAL GASES INCORPORATED

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and 2006

	2005	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,322,397	$1,601,458
Accounts receivable, net of allowance for doubtful accounts of $672,822 and $1,006,754, respectively	16,956,510	20,809,098
Inventory	9,868,974	12,910,680
Prepaids and other	1,036,410	1,705,700
Current deferred tax asset	1,774,379	2,466,329
Refundable taxes	1,471,519	296,843

Total current assets	32,430,189	39,790,108

PROPERTY, PLANT AND EQUIPMENT:
Land	2,099,915	2,229,691
Buildings and improvements	21,416,658	23,535,809
Equipment	100,332,506	118,795,861
Transportation equipment	19,249,082	21,545,468
Furniture and fixtures	8,756,310	9,613,891

Total property, plant and equipment	151,854,471	175,720,720
Accumulated depreciation	(57,737,096)	(63,854,868)

Net property, plant and equipment	94,117,375	111,865,852

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315 and $8,152,506, respectively	2,607,058	5,023,597
Goodwill	45,482,910	54,197,285
Deposits and other assets	448,429	531,770

Total other assets	48,538,397	59,752,652

TOTAL ASSETS	$175,085,961	$211,408,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,674,444	$3,861,915
Accounts payable	8,679,057	12,522,911
Accrued compensation and employee benefits	4,181,792	4,967,701
Interest rate derivatives	196,741	—
Other current liabilities	4,840,217	5,690,648

Total current liabilities	21,572,251	27,043,175
LONG-TERM DEBT, less current maturities	60,925,763	66,679,000
DEFERRED TAX LIABILITY	26,935,848	34,042,445
OTHER LONG-TERM LIABILITIES	670,615	2,861,058

Total liabilities	110,104,477	130,625,678

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,118,999	5,171,333
STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share —
Authorized, 30,000,000 shares; Issued, 9,620,084 and 9,661,724 shares; Outstanding, 9,574,999 shares and 9,661,724 shares, respectively	9,620	9,662
Paid-in-capital	19,160,327	19,867,665
Retained earnings	41,185,428	55,434,415
Accumulated other comprehensive (loss) income	(118,806)	299,859
Treasury stock at cost, 45,085 and 0 shares, respectively	(374,084)	—

Total stockholders’ equity	59,862,485	75,611,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,085,961	$211,408,612

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended June 30, 2004, 2005 and 2006

	2004	2005	2006

NET SALES	$154,455,606	$167,698,695	$210,531,409

COSTS AND EXPENSES
Cost of products sold, excluding depreciation and amortization	71,557,747	78,345,074	102,395,711
Operating, distribution and administrative	57,231,034	56,873,856	69,536,363
Depreciation	5,811,143	6,711,035	7,879,436
Amortization of intangibles	1,662,980	1,108,275	823,191
Loss (gain) on disposal of assets	(225,419)	(8,420)	(270,174)

Total costs and expenses	136,037,485	143,029,820	180,364,527

INCOME FROM OPERATIONS	18,418,121	24,668,875	30,166,882
INTEREST EXPENSE	5,657,066	4,305,575	4,334,776
OTHER INCOME:
Interest and dividend income	225,716	202,690	219,784
Other income	93,250	319,102	445,198

Total other income	318,966	521,792	664,982

EARNINGS BEFORE MINORITY INTEREST	13,080,021	20,885,092	26,497,088
MINORITY INTEREST	880,235	1,070,588	1,000,631

NET EARNINGS BEFORE TAXES	12,199,786	19,814,504	25,496,457
PROVISION FOR INCOME TAXES	4,519,927	7,443,834	9,982,903

NET EARNINGS BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$7,679,859	$12,370,670	$15,513,554
Cumulative effect of a change in accounting principle, net of tax	—	—	303,190

NET EARNINGS	$7,679,859	$12,370,670	$15,210,364

BASIC
Earnings before the cumulative effect of a change in accounting principle	$0.82	$1.30	$1.61
Cumulative effect per share of a change in accounting principle	—	—	$(0.03)

NET EARNINGS PER SHARE	$0.82	$1.30	$1.58

DILUTED
Earnings before the cumulative effect of a change in accounting principle	$0.81	$1.28	$1.59
Cumulative effect per share of a change in accounting principle	—	—	$(0.03)

NET EARNINGS PER SHARE	$0.81	$1.28	$1.56

WEIGHTED AVERAGE SHARES:
Basic	9,381,447	9,524,598	9,616,195
Diluted	9,444,086	9,689,267	9,775,284

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended June 30, 2004, 2005 and 2006

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity	Income

BALANCE, June 30, 2003	9,620,084	$9,620	263,250	$(2,186,561)	$19,221,378	$(2,890,059)	$21,988,827	$36,143,205	$—
Net earnings	—	—	—	—	—	—	7,679,859	7,679,859	$7,679,859
Exercise of stock options	—	—	(107,750)	894,928	(315,617)	—	—	579,311	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $1,080,357	—	—	—	—	—	1,620,535	—	1,620,535	1,620,535
Reclassification of unrealized gains on derivatives, net of tax provision of $56,810	—	—	—	—	—	85,215	—	85,215	85,215

BALANCE, June 30, 2004	9,620,084	9,620	155,500	(1,291,633)	18,905,761	(1,184,309)	29,668,686	46,108,125	$9,385,609
Net earnings	—	—	—	—	—	—	12,370,670	12,370,670	$12,370,670
Dividend paid, per share $0.09	—	—	—	—	—	—	(853,928)	(853,928)	—
Exercise of stock options	—	—	(110,415)	917,549	(142,575)	—	—	774,974	—
Tax benefit from exercise of stock options	—	—	—	—	397,141	—	—	397,141	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $665,159	—	—	—	—	—	997,739	—	997,739	997,739
Reclassification of unrealized gains on derivatives, net of tax provision of $45,176	—	—	—	—	—	67,764	—	67,764	67,764

BALANCE, June 30, 2005	9,620,084	9,620	45,085	(374,084)	19,160,327	(118,806)	41,185,428	59,862,485	$13,436,173
Net earnings	—	—	—	—	—	—	15,210,364	15,210,364	$15,210,364
Dividend paid, per share $0.10	—	—	—	—	—	—	(961,377)	(961,377)	—
Exercise of stock options	41,640	42	(45,085)	374,084	205,064	—	—	579,190	—
Tax benefit from exercise of stock options	—	—	—	—	317,728	—	—	317,728	—
Non-cash stock compensation expense	—	—	—	—	184,546	—	—	184,546	—
Unrealized gains on derivatives designated and qualified as cash flow hedges, net of tax provision of $278,603	—	—	—	—	—	417,905	—	417,905	417,905
Reclassification of unrealized gains on derivatives, net of tax provision of $507	—	—	—	—	—	760	—	760	760

BALANCE, June 30, 2006	9,661,724	$9,662	—	$—	$19,867,665	$299,859	$55,434,415	$75,611,601	$15,932,219

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2004, 2005 and 2006

	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,679,859	$12,370,670	$15,210,364
Adjustments to reconcile net income to net cash provided by operating activities —
Amortization of SFAS No. 133 transition amount	85,215	(145,864)	(1,266)
Depreciation	5,524,489	6,711,035	7,879,436
Amortization	1,662,980	1,108,275	823,191
Minority interest	880,235	1,070,588	1,000,631
Loss (gain) on disposal of assets	107,565	(8,420)	(270,174)
Share based compensation expense	—	—	184,546
Provision for allowance on doubtful accounts	640,554	377,444	999,264
Disposition of doubtful accounts	(708,091)	(451,931)	(665,332)
Disposition of inventory	143,421	—	—
Deferred taxes	1,911,411	2,065,415	1,322,354
Cumulative effect of change in accounting principle	—	—	303,190
Changes in operating assets and liabilities —
Accounts receivable	554,008	(515,417)	(2,115,537)
Inventory	454,413	515,222	(641,675)
Prepaids and other	165,241	(152,729)	(166,990)
Refundable taxes	404,357	(288,195)	1,174,676
Deposits and other assets	1,871,790	86,459	(83,341)
Accounts payable	1,244,408	(607,812)	2,346,237
Accrued compensation and employee benefits	193,473	259,599	618,575
Other current liabilities	(273,559)	2,211,714	42,700
Other long-term liabilities	(1,998,303)	(1,011,081)	(1,308,612)

Net cash provided by operating activities	20,543,466	23,594,972	26,652,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	51,229	1,163,011	819,627
Cash from consolidation of variable interest entities	443,303	249,368	—
Purchases of property and equipment	(7,334,486)	(10,206,302)	(8,255,741)
Business acquisitions, net of cash acquired	(272,617)	(6,744,630)	(23,665,018)

Net cash used by investing activities	(7,112,571)	(15,538,553)	(31,101,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	32,764,775	59,596,676	79,409,880
Principal payments on borrowings	(48,676,738)	(65,618,126)	(73,669,172)
Repayment of bank overdraft.	668,046	(668,046)	—
Dividend paid	—	(853,928)	(961,377)
Proceeds from exercise of stock options	579,311	774,974	579,190
Tax benefit from exercise of stock options	—	397,141	317,728
Variable interest entity distribution	—	(911,715)	(948,297)

Net cash provided (used) by financing activities	(14,664,606)	(7,283,024)	4,727,952

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,233,711)	773,395	279,061
CASH AND CASH EQUIVALENTS, beginning of year	1,782,713	549,002	1,322,397

CASH AND CASH EQUIVALENTS, end of year	$549,002	$1,322,397	$1,601,458

See Notes 3 and 4 for supplemental cash flow information

The accompanying notes are an integral part of these consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2006

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

Valley produces, packages and resells industrial gases, specialty gases and propane; and resells welding hard goods and equipment. Valley’s gas operations consist primarily of packaging and mixing industrial, medical and specialty gases, such as oxygen, nitrogen and argon, in pressurized cylinders and transporting these cylinders to customers from one of Valley’s 75 distribution or retail locations. In addition, Valley distributes propane to industrial and residential customers. Hard goods sales include welding machines, wire, fluxes and electrodes, as well as a wide variety of supporting equipment. Valley has been in operation since 1958 and currently operates in 14 states.

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

The roll-forward of the allowance for doubtful accounts for the years ended June 30 was as follows:

	2004	2005	2006

Beginning of the year	$814,846	$747,309	$672,822
Charges	640,554	302,957	1,333,196
Deductions	(708,091)	(377,444)	(999,264)

End of the year	$747,309	$672,822	$1,006,754

Inventory

Valley’s inventories are stated at the lower of cost or market with cost being determined by the first in, first-out method. Valley writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon its physical condition as well as assumptions about future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Estimates of physical losses of inventory are made on a quarterly basis based upon historical results.

The components of inventory for the years ended June 30 were as follows:

	2005	2006

Hard goods	$8,258,169	$10,913,055
Gases	2,010,299	2,345,903
Reserves	(399,494)	(348,278)

	$9,868,974	$12,910,680

Property, Plant and Equipment

Valley’s property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the properties, while leasehold improvements are amortized over the shorter of their useful life or the term of the lease which is consistent with the lease term used to recognize rent expense as follows:

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

Goodwill and Other Intangible Assets

Intangible assets consist of non-competition agreements, goodwill, customer relationships and deferred loan origination costs. Costs pursuant to non-competition agreements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Annually, at June 30, or more frequently if needed, goodwill is evaluated for impairment, with any resulting impairment charge reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location compared to actual and expected future results in evaluating impairment. Deferred loan origination costs are amortized over the term of the related debt using the straight line method.

Valuation of Long-Lived Assets

Long-lived and intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets that are not subject to amortization are reviewed at least annually at the close of the fiscal year. Determination of recoverability is based on an estimate of discounted or undiscounted future cash flows resulting from the use of the assets and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the assets.

Employee Health Care Benefits Reserves

Valley has self-funded health care benefit programs in place whereby a third party administrator settles and pays incurred claims on an on-going basis. Valley estimates the level of outstanding claims, at any point in time, which amounted to $0.5 million at June 30, 2005 and 2006. Included in this estimate are claims incurred but not reported, based upon historical payment patterns, knowledge of individual claims and estimates of health care costs. Valley has stop-loss insurance coverage in place to limit the extent of individual claims.

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

Segments

On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregate of operating segments, as defined in SFAS No. 131 into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities. Hard goods consist of welding supplies and equipment, safety products, and MRO supplies. Packaged gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. The propane segment consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Cylinder rent is derived from cylinders, cryogenic liquid containers, bulk storage tanks and tube trailers and is included in either industrial gases or propane, depending on gas provided.

Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities effective March 31, 2004 (See Note 1), Valley has a Variable Interest Entities Segment. Since the variable interest entities are distinct businesses, the financial information for this segment is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company’s financial reporting system. All intercompany activity is eliminated in consolidation.

The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate (See Note 16).

Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common and common equivalent shares outstanding during the year (See Note 8).

Accounting For Stock-Based Compensation

Effective July 1, 2005, the Company adopted SFAS No. 123R to account for its stock-based compensation plan. Prior to July 1, 2005, the Company accounted for its stock based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee costs were not reflected in operating results for any period as the exercise price of all options granted was equal to or greater than the market value of the underlying common stock on the grant date. This adoption included the guidance provided in FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That allow for Cash Settlement upon the Occurrence of a Contingent Event”, which were issued in August, October and November of 2005, and January 2006.

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

During the year ended June 30, 2006, the Company recorded approximately $185,000 as compensation expense related to stock options. If Valley had elected to recognize compensation cost for their stock options for the year ended June 30, 2004 and 2005 under SFAS 123R, compensation expense would have been $141,000 and $100,184, respectively. If recorded, this expense would have resulted in a reduction in earnings per share of $.01 in both years, respectively. Options of 5,000 shares were granted during the fiscal year 2006. Unrecognized compensation expense amounted to approximately $211,000 at June 30, 2006, of which approximately $133,000 is expected to be recorded during fiscal year 2007. Total stock compensation expense in fiscal year 2007 could vary based upon future grants.

Comprehensive Income

Comprehensive income includes net earnings and unrealized gains and losses on derivatives designated and qualified as cash flow hedges.

Major Customers and Concentrations of Credit Risk:

Valley markets its products to a diverse customer base in unrelated industries and, as such, does not have any significant concentrations of credit risk. No one customer accounted for greater than 10.0% of revenues in 2004, 2005 and 2006.

Valley purchases industrial, medical and specialty gases, welding supplies, and propane gas from a variety of vendors. Two of those vendors in fiscal year 2006 individually supplied purchases greater than 10.0% of total purchases, accounting for 17.9% and 12.3%, respectively. Two vendors in fiscal year 2005 individually supplied purchases greater than 10.0% of total purchases, accounting for 17.6% and 13.4%, respectively. Two vendors in fiscal year 2004 individually supplied purchases greater than 10.0%, accounting for 18.7% and 13.2%, respectively. All vendors that exceeded 10.0% supplied hard goods and gases to the company.

Revenue Recognition

Revenue from product sales is recognized upon delivery to the customer when both risk of loss and title has transferred to the customer and collection is reasonably assured in accordance with Standard Accounting Bulletin No. 104. In most revenue transactions, Valley delivers the product using owned or leased vehicles or the customer purchases the product at the distribution location. Cylinder lease revenue is deferred when the arrangement is negotiated and recognized into revenue ratably over the terms of the lease.

Shipping and Handling Fees and Distribution Costs

The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $26,736,000, $20,987,000 and $20,581,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $1,893,000, $1,491,000 and $1,179,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, and is included in depreciation expense.

Third party freight costs relating to the delivery of products to customers totaled $652,000, $570,000 and $716,000 for the years ended June 30, 2006, 2005 and 2004, respectively, and were classified as operating, distribution and administrative expenses.

The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expenses which amounted to $19,749,000, $15,396,000 and $14,916,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2005 and 2006 are as follows:

	As of June 30, 2005		As of June 30, 2006
		Fair		Fair
	Carrying Amount	Value	Carrying Amount	Value

Cash and cash equivalents	$1,322,397	$1,322,397	$1,601,458	$1,601,458
Debt	$64,600,207	$63,139,483	$70,540,915	$68,839,306

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

In accordance with the provisions of SFAS No. 133, as amended, Valley recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, Valley generally designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (cash flow hedge). In determining effectiveness, Valley considers the notional amount, the basis of the interest rate and the fair market value of the derivative in comparison to Valley’s bank financed debt. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. These changes are recorded on a quarterly basis and resulted in a decrease in interest expense of $189,630 and $134,863 for fiscal years ended June 30, 2004 and 2005, respectively, and an increase in interest expense of $1,266 for fiscal year 2006. At June 30, 2006 and 2005, Valley had interest rate swap agreements outstanding that effectively convert a notional amount of $25.0 million from floating rates to fixed rates. The agreements outstanding at June 30, 2006 mature at various times between July 2007 and December 2007. Valley would have received $499,771 at June 30, 2006 and paid $196,740 at June 30, 2005 to settle its interest rate swap agreements which represents the fair value of these agreements. The carrying value equals the fair value for these contracts at June 30, 2006 and 2005. Fair value was estimated based on the mark-to market value of the contracts, which closely approximates the amount Valley could receive or pay to terminate the agreements at year end.

Asset Retirement Obligations

Effective June 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Under this standard, the Company recognized additional liabilities, at fair value, of approximately $954,000 for asset retirement obligations (AROs), consisting primarily of costs associated with cylinder and bulk tank disposal and asbestos removal. These costs reflect the legal obligations associated with the normal operation of the Company. Additionally, the Company capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At June 30, 2006, the Company increased the following: net properties, plants, and equipment by $449,000, net deferred tax assets by $202,000 and liabilities by $954,000.

The cumulative effect adjustment recognized upon adoption of this standard was $303,000, consisting primarily of costs to establish assets and liabilities related to cylinder and bulk tank disposal and asbestos removal. Net income for the full years of 2005 and 2004 would not have been materially different if this standard had been adopted effective July 1, 2003.

The changes in the carrying amount of AROs for the year ended June 30, 2006 and 2005 on a pro forma basis, as if this standard had been adopted effective July 1, 2004, follow.

	June 30,	June 30,
	2006	2005
	(In Thousands)

Balance at beginning of year	$836	$731
Accretion expense	62	54
Liabilities incurred	56	51

Balance at end of year	$954	$836

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard was effective July 1, 2005 and no current period charges were required to be recognized.

In December 2004, the FASB issued Staff Position (FSP) No. 109-1 providing guidance on accounting for the manufacturing tax deduction provided for in the American Jobs Creation Act of 2004. The staff position calls for the tax deduction to be accounted for as a special deduction, beginning with our 2006 tax year. The adoption of this position did not materially affect our effective tax rate.

In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement was effective for fiscal years ending after September 15, 2005. This statement resulted in Valley reporting four reportable segments for the year ended June 30, 2006. (See Note 15).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for Valley for the fiscal year ended June 30, 2007.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a method of recognition, measurement, presentation and disclosure within the financial statements for uncertain tax positions that a company has taken or expects to take in a tax return. FIN 48 is effective for Valley on July 1, 2007. We are in the process of evaluating the provisions of FIN 48 to determine if there will be any impact of adoption on our results of operations or financial condition.

Supplemental Cash Flow Information

	For the Year Ended June 30,
	2004	2005	2006

Cash paid for certain items —
Cash payments for interest	$5,698,788	$4,116,584	$3,769,869
Cash payments for income taxes, net of income tax refunds	820,966	5,334,512	7,842,350
Non-cash financing and investing activity —
Issuance of consulting agreement	150,000	—	—
Adjustment of seller notes	(82,080)	—	—
Fixed asset purchases in accounts payable	196,169	355,378	655,316
Deposits used for business acquisition	—	1,000,000	—
Debt assumed through acquisition	—	3,584,675	3,875,192
Debt assumed through the VIE consolidation	6,755,078	2,099,008	—
Net property, plant and equipment assumed through the VIE consolidation	11,744,710	1,428,266	—

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.

4.	ACQUISITIONS:

Valley acquires businesses engaged in the distribution of industrial, medical and specialty gases and related welding supplies and accessories. Acquisitions have been recorded using the SFAS 141, “Business Combinations”, and accordingly, results of their operations have been included in Valley’s consolidated financial statements since the effective dates of the respective acquisitions. Valley allocates the purchase price based upon the fair value at the date of acquisition in accordance with SFAS No. 141, “Business Combinations”. Any contingencies are recorded when resolved.

On October 31, 2005, Valley acquired Reynolds Welding Supply Company, a distributor of packaged industrial gases and welding supplies from five locations in Minnesota and one in southeastern South Dakota. Valley acquired all of the common stock of Reynolds and its wholly owned subsidiaries, Welders Supply Company, Inc. and Twin City Oxygen Company, for a purchase price of approximately $21 million.

On December 1, 2005, Valley acquired United Propane Services, LLC., a propane distributor with a single operating location, plus two satellite storage locations in north-central Pennsylvania, for a purchase price of $2.3 million.

The following table summarizes the allocation of the total purchase price for these acquisitions to the fair values of the assets acquired and liabilities assumed as of the date of the acquisitions ( in thousands):

Cash and cash equivalents	$424
Accounts receivable	2,194
Inventory	2,400
Fixed assets, including cylinders, bulk tanks and other equipment	16,818
Non-compete agreements	374
Customer relationships	2,770
Goodwill	8,714
Accounts payable	(842)
Accrued compensation	(167)
Other liabilities	(2,545)
Deferred income taxes	(5,599)
Debt	(374)

Net assets acquired	24,167
Professional fees paid	(78)
Cash acquired	(424)

Total purchase price	$23,665

The following summarized unaudited pro forma results of operations for the years ended June 30, 2006 and 2005 illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of the fiscal year. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

	Years Ended June 30,
	2006	2005

Net sales	$218,811,000	$190,871,000
Net earnings before income taxes	25,402,000	20,846,000
Pro forma net earnings	15,152,000	13,375,000
Pro forma diluted earnings per share	$1.55	$1.38

On June 30 2005, Valley completed the acquisition of Plymouth Wayne Welding Supplies, Inc., a distributor of packaged industrial gases with whom the Company had previously entered into a put/call option agreement. Plymouth Wayne, which operates from four locations in Southeastern Michigan adjacent to our current markets, generated annual revenue of approximately $11.9 million in its fiscal year ended August 31, 2004. We acquired all of the common stock of Plymouth Wayne for $7.8 million, including $1 million we paid when we signed the put/call agreement in May 1998 and assumed and refinanced approximately $3.6 million of debt. The operating results of the Company, including the Plymouth Wayne acquisition, on a pro forma basis would not be materially different from the Company’s reported historical results.

The following table summarizes the allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Cash and cash equivalents	$61
Accounts receivable	1,323
Inventory	968
Fixed assets including cylinders, bulk tanks and other equipment	7,324
Customer lists	1,004
Goodwill	4,485
Accounts payable	(696)
Accrued compensation	(187)
Other	(137)
Deferred income taxes	(2,755)
Debt	(3,585)

Net assets acquired	$7,805

On September 1, 2006, Valley acquired Industrial Air Products Corporation, a distributor of packaged industrial gases and welding supplies from two locations in Florida. Valley acquired all of the common stock of Industrial Air Products for a purchase price of $3.0 million.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. In addition, each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Since each Valley location is an operating segment, management considers goodwill by location in evaluating impairment. Valley’s intangibles, other than goodwill, are its noncompete agreements, consulting agreements and customer lists, which Valley has assigned definite lives equal to the terms of the agreements. As of June 30, 2005 and 2006, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

	Gross	Accumulated		Accumulated
	Amount	Amortization	Gross Amount	Amortization
	as	as	as	as	Weighted
	of	of	of	of	Average
	June	June	June	June	Amortization
	30,	30,	30,	30,	Period
	2005	2005	2006	2006	(Years)

Non-competition Agreements	$8,443,480	$7,196,332	$8,816,980	$7,791,134	9.0
Consulting agreements	150,000	70,833	150,000	120,833	3.0
Customer relationships	1,342,893	62,150	4,209,123	240,539	15.0

Total	$9,936,373	$7,329,315	$13,176,103	$8,152,506

Amortization expense for the years ended June 30, 2004, 2005 and 2006 totaled $1,662,980, $1,108,275 and $823,191, respectively. Estimated amortization expense for the next five fiscal years is summarized as follows:

Fiscal Year Ending June 30,

2007	$672,497
2008	$631,247
2009	$360,032
2010	$250,995
2011	$237,884

The changes in the carrying amount of goodwill for the year ended June 30, 2006 are as follows:

Balance as of June 30, 2005	$45,482,910
Goodwill acquired	8,714,375

Balance as of June 30, 2006	$54,197,285

The changes in the carrying amount of goodwill for the year ended June 30, 2005, are as follows:

Balance as of June 30, 2004	$40,997,738
Goodwill acquired	4,485,172

Balance as of June 30, 2005	$45,482,910

On June 30 2005, Valley completed the acquisition of Plymouth Wayne Welding Supplies, Inc., a distributor of packaged industrial gases with whom the Company had previously entered into a put/call option agreement. Plymouth Wayne, which operates from four locations in Southeastern Michigan adjacent to our current markets, generated annual revenue of approximately $11.9 million in its fiscal year ended August 31, 2004. We acquired all of the common stock of Plymouth Wayne for $7.8 million, including $1 million we paid when we signed the put/call agreement in May 1998 and assumed and refinanced approximately $3.6 million of debt. The operating results of the Company, including the Plymouth Wayne acquisition, on a pro forma basis would not be materially different from the Company’s reported historical results.

6.	LONG-TERM DEBT:

Long-term debt consists of the following as of June 30:

	2005	2006

Revolving note, interest at LIBOR plus 1.0%, payable monthly through April 2009, collateralized by the assets of Valley	$53,868,241	$60,568,241
Individuals and corporations, mortgages and notes, interest at 5.75% to 10.0%, payable at various dates through 2010	2,441,975	1,314,004

	56,310,216	61,882,245
Original issue discount	(43,012)	(29,784)
Current maturities	(1,434,427)	(647,832)

Total long-term debt before Variable Interest Entities mortgage debt	54,832,777	61,204,629
Total Variable Interest Entities mortgage debt	8,333,003	8,688,454
Current maturities	(2,240,017)	(3,214,083)

Total Variable Interest Entities long-term debt	6,092,986	5,474,371

Total long-term debt	$60,925,763	$66,979,000

The prime rate was 6.25% and 8.25% at June 30, 2005 and 2006, respectively. The LIBOR rate was 3.33% and 5.35% at June 30, 2005 and 2006, respectively.

On April 30, 2004, Valley entered into an amended credit agreement establishing a $75 million revolving note with a maturity of five years, replacing the previous revolving and term notes. The maturity date is April 30, 2009. Covenant requirements under the amended agreement are not significantly different from those under the previous agreement. On October 31, 2005, the Company entered into an agreement to increase the outstanding availability under the above revolving note by $15 million to $90 million.

The weighted average interest rate for substantially all of the borrowings under the credit facility, excluding the effect of interest rate swap agreements, was 6.4% as of June 30, 2006. As of June 30, 2006, availability under the revolving loan was approximately $29.0 million, with outstanding borrowings of approximately $60.6 million and outstanding letters of credit of approximately $0.4 million. The credit facility is collateralized by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on both the term loan and the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.

The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of June 30, 2006, Valley was in compliance with these covenants.

The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.7 million at June 30, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.5 million at June 30, 2006. This debt carries various interest rates ranging from 4.3% to 7.8% and various maturities from 2007 to 2017. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by our Chairman.

The schedule of maturities by segment for the next five years and thereafter is as follows as of June 30, 2006:

		Variable
Fiscal Year Ending June 30,	Valley	Interest Entities	Company

2007	$647,832	$3,214,083	$3,861,915
2008	295,106	847,896	1,143,002
2009	60,783,875	881,354	61,665,229
2010	93,623	827,131	920,754
2011	32,025	659,413	691,438
Thereafter	—	2,258,577	2,258,577

Total	$61,852,461	$8,688,454	$70,540,915

7.	PENSION PLANS:

Valley sponsors a defined contribution pension plan (“401-k”) for employees. All employees are eligible to participate in the 401-k plan after meeting the age and service requirements. Cash contributions to the plan are based on a percentage of employees’ compensation. Under the plan, Valley contributes 3% of compensation and matches 50% of voluntary contributions by the participants, up to 4%. Pension expense for this plan was $1,232,320, $1,096,615 and $1,449,384, respectively, in fiscal years ended June 30, 2004, 2005 and 2006.

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

	Year Ended June 30,
	2004	2005	2006

Net earnings available for common stock	$7,679,859	$12,370,670	$15,210,364

Basic earnings per common share:
Weighted average common shares	9,381,447	9,524,598	9,616,195

Basic earnings per common shares before the cumulative effect of a change in accounting principle	$0.82	$1.30	$1.61
Cumulative effect per share of a change in accounting principle	—	—	(0.03)

Basic earnings per common share	$0.82	$1.30	$1.58

Diluted earnings per common share:
Weighted average common shares	9,381,447	9,524,598	9,616,195
Shares issuable from assumed conversion of common stock equivalents	62,639	164,669	159,089

Weighted average common and common equivalent shares	9,444,086	9,689,267	9,775,284

Diluted earnings per common share before the cumulative effect of a change in accounting principle	$0.81	$1.28	$1.59
Cumulative effect per share of a change in accounting principle	—	—	(0.03)

Diluted earnings per common share	$0.81	$1.28	$1.56

Options to purchase 251,534, 24,658 and 2,068 shares of common stock were outstanding during fiscal years 2004, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per common share as the options’ exercise price was greater than the average market price of the common stock for the respective periods.

9.	LEASE OBLIGATIONS:

Valley leases real estate at several locations for use as branch stores and warehouses. Certain equipment is also leased. All of the leases, which are with related and unrelated parties, are classified as operating leases. The lease terms expire at various dates through April 2013, with options to renew for periods of three to five years. The Company’s lease expenses charged to operations, net of intercompany rent elimination, were $4,449,228, $2,462,121 and $2,684,175, respectively, in fiscal years 2004, 2005 and 2006.

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

During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligations for four properties, three of which Valley had discontinued use of. Under these agreements, Valley paid $700,284, which was included in operating expenses for the year ended June 30, 2004, to cancel the remaining term of leases and the remaining obligations of $2,270,028. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties. No lease buyouts occurred during fiscal year ended June 30, 2005 and 2006.

Minimum future rental payments under noncancelable operating leases for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30,	Real Estate	Equipment	SubTotal	Elimination(1)	Final Total

2007	$4,318,442	$29,532	$4,347,974	$2,623,345	$1,724,629
2008	4,426,403	—	4,426,403	2,688,929	1,737,474
2009	4,537,064	—	4,537,064	2,756,152	1,780,912
2010	4,650,490	—	4,650,490	2,825,056	1,825,434
2011	4,766,752	—	4,766,752	2,895,682	1,871,070
Thereafter	—	—	—	—	—

Totals	$22,699,151	$29,532	$22,728,683	$13,789,l64	$8,939,519

(1)	Reflects the elimination of intercompany rent as a result of the adoption of FIN 46R, “Consolidation of Variable Interest Entities” effective March 31, 2004.

10.	RELATED PARTY TRANSACTIONS:

Valley leases buildings and equipment and rents cylinders under operating leases from related parties, including the majority shareholder of Valley and corporations owned by such majority shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) are required to be consolidated, effective March 31, 2004, pursuant to common control provisions under FIN 46R. (See Note 14.) These lease agreements have various maturity dates through April 2013. These transactions for the year ended June 30 are summarized as follows:

	2004	2005	2006

Transactions —
Lease of buildings and equipment	$2,774,824	$2,135,677	$2,420,282

Valley has entered into a master lease agreement for a significant portion of its operating properties with a related party. The term of this master lease agreement is ten years with annual minimum lease payments of $1,812,792 with renewal options. The master lease agreement has been accounted for as an operating lease in the accompanying consolidated financial statements. During fiscal year ended June 30, 2004, Valley entered into agreements to cancel the lease obligations for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258, which was included in operating expenses for the year ended June 30, 2004, to cancel the remaining terms of the leases and the remaining obligations of $1,979,668. Valley believes that these arrangements have not been less favorable than could have been obtained in arms-length transactions with unrelated third parties.

Pursuant to a Consulting Agreement, Valley retained ADE Vantage, Inc. (“ADE”), a consulting company wholly-owned by Mr. Indelicato, CEO and Vice Chairman of the Board of Directors of Valley, to provide consulting services. Valley paid Mr. Indelicato a monthly retainer fee of $7,000, reimbursed him for out-of-pocket expenses and retains ADE for related acquisition services. Payments to Mr. Indelicato and ADE for fiscal years 2004, 2005 and 2006 totaled $220,216, $244,489 and $239,084, respectively. This agreement was entered into on July 1, 2004 and terminated January 31, 2006, when Mr. Indelicato became an employee of the Company.

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

The following summarizes the activity under the 1997 Plan:

	Number of	Range of	Weighted Average
	Shares	Exercise Price	Exercise Price

Outstanding, June 30, 2003	481,750	$3.125 - $10.750	$6.54
Granted	50,000	$8.000	8.00
Exercised	107,750	$3.125 - $8.00	5.38
Cancelled	5,825	$3.75 - $6.85	6.85

Outstanding, June 30, 2004	418,175	$3.125 - $10.750	$6.09
Granted	60,000	$16.000	16.00
Exercised	110,415	$3.750 - $10.750	7.02
Cancelled	8,300	$3.750 - $6.85	6.85

Outstanding, June 30, 2005	359,460	$3.125 - $16.000	$8.57
Granted	5,000	$21.280	21.28
Exercised	86,725	$3.125 - $10.750	6.68
Cancelled	—	—	—

Outstanding, June 30, 2006	277,735	$3.125 - $21.280	$9.39

	Number of	Weighted Average
Options Exercisable at:	Shares	Exercise Price

June 30, 2004	192,175	$6.73
June 30, 2005	113,460	$6.49
June 30, 2006	212,735	$7.25

The following table summarizes the status of the stock options outstanding and exercisable at June 30, 2006:

As of June 30, 2006
Stock Options Outstanding			Stock Options Exercisable
	Shares Underlying	Weighted Average		Shares Underlying
	Options	Remaining Contractual	Weighted Average	Options
Exercise Price	Outstanding	Life	Exercise Price	Outstanding_

$ 3.125	12,500	3.5	$3.125	12,500
3.750	11,750	4.5	3.750	11,750
5.625	10,985	2.5	5.625	10,985
6.850	19,500	5.5	6.85	19,500
8.000	158,000	6.1	8.000	158,000
16.000	60,000	8.6	—	—
21.280	5,000	9.6	—	—

$ 9.393	277,735	6.3	$7.251	212,735

Effective July 1, 2005, the Company adopted SFAS No. 123R to account for its stock-based compensation plan. Prior to July 1, 2005, the Company accounted for its stock based compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issues to Employees”. Under these provisions, stock-based employee costs were not reflected in operating results for any period as the exercise price of all options granted was equal to or greater than the market value of the underlying common stock on the grant date. This adoption included the guidance provided in FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)”, 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That allow for Cash Settlement upon the Occurrence of a Contingent Event”, which were issued in August, October and November of 2005, and January 2006.

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

During the year ended June 30, 2006, the Company recorded approximately $185,000 as compensation expense related to stock options. If Valley had elected to recognize compensation cost for their stock options for the year ended June 30, 2004 and 2005 under SFAS 123R, compensation expense would have been $141,000 and $100,184, respectively. If recorded, this expense would have resulted in a reduction in earnings per share of $.01 in both years, respectively. Options of 5,000 shares were granted during the fiscal year 2006. Unrecognized compensation expense amounted to approximately $211,000 at June 30, 2006, of which approximately $133,000 is expected to be recorded during fiscal year 2007. Total stock compensation expense in fiscal year 2007 could vary based upon future grants.

The fair value of each option grant was estimated on the date of grant using an option pricing model with the following assumptions:

	2004	2005	2006

Risk-Free Interest Rate	3.8%	3.8%	4.0%
Expected Lives	7 years	7 years	7 years
Expected Dividend Yield	0.00%	0.00%	$0.10
Expected Volatility	22.43%	23.78%	20.30%

12.	INCOME TAXES:

Valley accounts for income taxes in accordance with the provisions of SFAS No. 109. Although there can be no assurance that Valley will generate any earnings or specific level of continuing earnings in future periods, management believes that it is more likely than not that the net deductible differences will reverse during periods when Valley generates sufficient net taxable income.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

	2004
	Amount	Rate

Federal statutory rate	$4,147,927	34.0%
State taxes, net of federal benefit	617,939	5.0%
Other	(245,939)	(2.0)%

Provision for income taxes	$4,519,927	37.0%

	2005
	Amount	Rate

Federal statutory rate	$6,736,931	34.0%
State taxes, net of federal benefit	990,725	5.0%
Other	(283,822)	(1.4)%

Provision for income taxes	$7,443,834	37.6%

	2006
	Amount	Rate

Federal statutory rate	$8,923,760	35.0%
State taxes, net of federal benefit	1,274,823	5.0%
Other	(215,680)	(0.8)%

Provision for income taxes	$9,982,903	39.2%

Based upon the Company’s operating results, permanent differences and tax audit outcomes related to recorded tax exposure, it is reasonably possible our effective income tax rate could vary in the future. Valley’s federal statutory rate increased to 35% in fiscal 2006 from 34% in fiscal 2005 due to higher federal graduated statutory rates resulting from higher taxable income.

The provision for income taxes as shown in the accompanying consolidated statement of operations includes the following components for the year ended June 30:

	2004	2005	2006

Current provision —
Federal	$773,714	$4,423,091	$7,004,792
State	106,605	955,328	1,567,219

Total current provision	$880,319	$5,378,419	$8,572,011

Deferred provision
Federal provision	$3,172,992	$1,755,603	$1,152,939
State provision	466,616	309,812	257,953

Total deferred provision	3,639,608	2,065,415	1,410,892

Provision for income taxes	$4,519,927	$7,443,834	$9,982,903

The components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at June 30, 2004, 2005 and 2006 were as follows:

	2004	2005	2006

Deferred tax assets	$2,346,484	$1,774,379	$2,466,329
Deferred tax liabilities	(21,977,647)	(26,935,848)	(34,042,445)

Net deferred tax liability	$(19,631,163)	$(25,161,469)	$(31,576,116)

Consisting of —
Basis difference of property	$(22,554,826)	$(26,388,142)	$(31,074,781)
Basis difference of inventory	289,686	182,366	247,648
Derivatives designated as cash flow hedges	789,539	79,202	(199,908)
Financial reserves not currently deductible for tax purposes	1,253,536	1,291,565	1,762,926
Amortization of intangibles	143,744	(730,072)	(3,417,439)
Unearned customer deposits	447,158	403,612	1,105,438

	$(19,631,163)	$(25,161,469)	$(31,576,116)

13.	COMMITMENTS AND CONTINGENCIES

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

Valley leases buildings and equipment and rents cylinders from related parties, including the majority shareholder and corporations owned by such majority shareholder and former officers of Valley. Valley concluded that the related party lease agreement entities are required to be consolidated, as of March 31, 2004, pursuant to common control provisions under FIN 46R. (See Note 14.) These lease agreements have various maturity dates through April 2013. For the years ended June 30, 2006, 2005 and 2004, Valley incurred expenses under these leases, net of intercompany rent elimination, of $4,449,228, $2,462,121 and $2,684,175, respectively. Valley entered into agreements, during fiscal 2004, to cancel the lease obligations for three properties that Valley had discontinued use of. Under this agreement, Valley paid $537,258 which was included in operating expenses for the year ended June 30, 2004 to cancel the remaining terms of the leases and the remaining obligations of $1,979,668. This charge was eliminated in the consolidation of the Variable Interest Entities. (See Note 9 and 14.)

In September 1991, in connection with the purchase by Valley of certain assets of Praxair, Inc. (Praxair), Valley, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair for a period of 15 years. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the “Right of First Refusal Agreement”) in the event of Valley’s reorganization. Pursuant to this agreement, which expires in September 2006, if at any time during the term of the agreement Valley wishes to accept a third party offer to purchase all or a material part of the assets of Valley, or Mr. West and his affiliates wish to accept an offer to purchase shares of common stock of Valley (the Common Stock) owned by them in a transaction that would result in Mr. West and his affiliates collectively owning less than 51% of Valley’s issued and outstanding shares of Common Stock on a fully diluted basis or owning less than 51% of the combined voting power of all outstanding voting securities of Valley, Praxair will have a right of first refusal to match the offer and purchase these shares. In addition, in the absence of a third party offer, if (a) Mr. West and his affiliates wish to sell shares of common stock which would result in their owning collectively less than 51% or more of Valley’s issued and outstanding shares of common stock, (b) Valley wishes to sell all or a material part of its assets, or (c) Valley wishes to issue additional shares or options or securities exercisable or convertible into shares of common stock, pursuant to employee stock options, a public offering, private placement, merger, share exchange or otherwise, which in the aggregate on a fully diluted basis would result in Mr. West and his affiliates collectively owning less than 51% of all the issued outstanding shares of common stock, then Praxair will have the right to purchase from Mr. West and his affiliates up to all of the issued and outstanding shares of common stock held by them (but not less than 51% of all of the issued and outstanding shares of Valley’s common stock on a fully diluted basis) at the then prevailing market price. If Praxair does purchase shares of Common Stock from Mr. West and his affiliates as described in this paragraph, then Mr. West and his affiliates will be bound by certain non-compete provisions, as described in the Right of First Refusal Agreement, for a period of three years from such purchase.

14.	VARIABLE INTEREST ENTITIES

Valley leases buildings and equipment and rents cylinders under operating leases from related parties, primarily including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corp and Plymouth Holding LLC. The primary activity of these entities is to purchase, develop, sell and/or lease real estate. Valley has historically entered into these leases to preserve its capital to support its growth through acquisition strategy. Valley’s Chairman, who is the beneficial owner of 75% of Valley’s common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.

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

The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $8.7 million at June 30, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.5 million at June 30, 2006. This debt carries various interest rates ranging from 4.3% to 7.8% and various maturities from 2006 to 2017. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.

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

The following table shows the consolidating balance sheet of the Company at June 30, 2006. All intercompany balances have been eliminated in consolidation.

	As of June 30, 2006
		Variable Interest
	Valley	Entities	Eliminations	Company

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$558,599	$1,042,859	$—	$1,601,458
Accounts receivable, net of allowance for doubtful accounts of $1,006,754	20,676,689	281,990	(149,581)	20,809,098
Inventory	12,910,680	—	—	12,910,680
Prepaids and other current assets	1,695,700	10,000	—	1,705,700
Current deferred tax asset	2,466,329	—	—	2,466,329
Refundable taxes	296,843	—	—	296,843

Total current assets	38,604,840	1,334,849	(149,581)	39,790,108

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,054,691	—	2,229,691
Buildings and improvements	9,161,331	14,374,478	—	23,535,809
Equipment	117,395,829	1,400,032	—	118,795,861
Transportation equipment	21,372,219	173,249	—	21,545,468
Furniture and fixtures	9,428,384	185,507	—	9,613,891

Total property, plant and equipment	157,532,763	18,187,957	—	175,720,720
Accumulated depreciation	(58,654,352)	(5,200,516)	—	(63,854,868)

Net property, plant and equipment	98,878,411	12,987,441	—	111,865,852

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,152,506	5,022,376	1,221	—	5,023,597
Goodwill	54,197,285	—	—	54,197,285
Deposits and other assets	511,987	19,783	—	531,770

Total other assets	59,731,648	21,004	—	59,752,652

TOTAL ASSETS	$197,214,899	$14,343,294	$(149,581)	$211,408,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$647,832	$3,214,083	$—	$3,861,915
Accounts payable	12,189,031	333,880	—	12,522,911
Accrued compensation and employee benefits	4,967,701	—	—	4,967,701
Other current liabilities	5,690,603	149,626	(149,581)	5,690,648

Total current liabilities	23,495,167	3,697,589	(149,581)	27,043,175
LONG-TERM DEBT, less current maturities	61,204,628	5,474,372	—	66,679,000
DEFERRED TAX LIABILITY	34,042,445	—	—	34,042,445
OTHER LONG-TERM LIABILITIES	2,861,058	—	—	2,861,058

Total liabilities	121,603,298	9,171,961	(149,581)	130,625,678

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,171,333	5,171,333
STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share —
Authorized, 30,000,000 shares;
Issued and outstanding, 9,661,724 shares	9,662	3,800	(3,800)	9,662
Paid-in-capital	19,867,665	335,985	(335,985)	19,867,665
Retained earnings	55,434,415	4,831,548	(4,831,548)	55,434,415
Accumulated other comprehensive income	299,859	—	—	299,859

Total stockholders’ equity	75,611,601	5,171,333	(5,171,333)	75,611,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,214,899	$14,343,294	$(149,581)	$211,408,612

The following table shows the consolidating balance sheet of the Company at June 30, 2005:

	As of June 30, 2005
		Variable Interest
	Valley	Entities	Eliminations	Company

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$548,925	$773,472	$—	$1,322,397
Accounts receivable, net of allowance for doubtful accounts of $672,822	16,825,355	248,851	(117,696)	16,956,510
Inventory	9,868,974	—	—	9,868,974
Prepaids and other current assets	1,026,410	10,000	—	1,036,410
Current deferred tax asset	1,774,379	—	—	1,774,379
Refundable taxes	1,471,519	—	—	1,471,519

Total current assets	31,515,562	1,032,323	(117,696)	32,430,189

PROPERTY, PLANT AND EQUIPMENT:
Land	75,000	2,024,915	—	2,099,915
Buildings and improvements	7,512,593	13,904,065	—	21,416,658
Equipment	99,138,620	1,193,886	—	100,332,506
Transportation equipment	19,075,833	173,249	—	19,249,082
Furniture and fixtures	8,581,988	174,322	—	8,756,310

Total property, plant and equipment	134,384,034	17,470,437	—	151,854,471
Accumulated depreciation	(53,073,285)	(4,663,811)	—	(57,737,096)

Net property, plant and equipment	81,310,749	12,806,626	—	94,117,375

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,329,315	2,607,058	—	—	2,607,058
Goodwill	45,482,910	—	—	45,482,910
Deposits and other assets	434,687	13,742	—	448,429

Total other assets	48,524,655	13,742	—	48,538,397

TOTAL ASSETS	$161,350,966	$13,852,691	$(117,696)	$175,085,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$1,434,427	$2,240,017	$—	$3,674,444
Bank overdraft.	—	—	—	—
Accounts payable	8,390,239	288,818	—	8,679,057
Accrued compensation and employee benefits	4,181,792	—	—	4,181,792
Interest rate derivatives	196,741	—	—	196,741
Other current liabilities	4,846,043	111,870	(117,696)	4,840,217

Total current liabilities	19,049,242	2,640,705	(117,696)	21,572,251
LONG-TERM DEBT, less current maturities	54,832,776	6,092,987	—	60,925,763
DEFERRED TAX LIABILITY	26,935,848	—	—	26,935,848
OTHER LONG-TERM LIABILITIES	670,615	—	—	670,615
INTEREST RATE DERIVATIVES	—	—	—	—
Total liabilities	101,488,481	8,733,692	(117,696)	110,104,477

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,118,999	5,118,999
STOCKHOLDERS’ EQUITY:
Common stock, par value $.001 per share —
Authorized, 30,000,000 shares; Issued,
9,620,084 shares, Outstanding, 9,574,999 shares	9,620	3,800	(3,800)	9,620
Paid-in-capital	19,160,327	335,985	(335,985)	19,160,327
Retained earnings	41,185,428	4,779,214	(4,779,214)	41,185,428
Accumulated other comprehensive loss	(118,806)	—	—	(118,806)
Treasury stock at cost, 45,085 shares	(374,084)	—	—	(374,084)

Total stockholders’ equity	59,862,485	5,118,999	(5,118,999)	59,862,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,350,966	$13,852,691	$(117,696)	$175,085,961

The following table shows the consolidating income statement of the Company for the year ended June 30, 2006:

	For the Year Ended June 30, 2006
		Variable
	Valley	Interest Entities	Eliminations	Company

NET SALES	$210,531,409	$2,420,282	$(2,420,282)	$210,531,409

COSTS AND EXPENSES:
Cost of products sold, excluding depreciation and amortization	102,395,711	—	—	102,395,711
Operating, distribution and administrative	71,011,663	944,982	(2,420,282)	69,536,363
Depreciation	7,315,939	563,497	—	7,879,436
Amortization of intangibles	823,191	—	—	823,191
Loss (gain) on disposal of assets	(46,314)	(223,860)	—	(270,174)

Total costs and expenses	181,500,190	1,284,619	(2,420,282)	180,364,527

INCOME FROM OPERATIONS	29,031,219	1,135,663	—	30,166,882
INTEREST EXPENSE	3,910,968	423,808	—	4,334,776
OTHER INCOME/(EXPENSE):
Interest and dividend income	203,252	16,532	—	219,784
Other income (expense)	172,954	272,244	—	445,198

Total other income	376,206	288,776	—	664,982

EARNINGS BEFORE MINORITY INTEREST	25,496,457	1,000,631	—	26,497,088
MINORITY INTEREST	—	1,000,631	—	1,000,631

NET EARNINGS BEFORE TAXES	25,496,457	—	—	25,496,457
PROVISION FOR INCOME TAXES	9,982,903	—	—	9,982,903

NET EARNINGS BEFORE THE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	15,513,554	—	—	15,513,554
Cumulative effect of a change in accounting principle, net of tax	303,190	—	—	303,190

NET EARNINGS	$15,210,364	$—	$—	$15,210,364

The following table shows the consolidated income statement of the Company for the year ended June 30, 2005:

	For the Year Ended June 30, 2005
		Variable
	Valley	Interest Entities	Eliminations	Company

NET SALES	$167,698,695	$2,135,677	$(2,135,677)	$167,698,695

COSTS AND EXPENSES:
Cost of products sold, excluding depreciation and amortization	78,345,074	—	—	78,345,074
Operating, distribution and administrative	58,201,287	808,246	(2,135,677)	56,873,856
Depreciation	6,278,804	432,231	—	6,711,035
Amortization of intangibles	1,108,172	103	—	1,108,275
Loss (gain) on disposal of assets	126,284	(134,704)	—	(8,420)

Total costs and expenses	144,059,621	1,105,876	(2,135,677)	143,029,820

INCOME FROM OPERATIONS	23,639,074	1,029,801	—	24,668,875
INTEREST EXPENSE	4,066,401	239,174	—	4,305,575
OTHER INCOME/(EXPENSE):
Interest and dividend income	186,098	16,592	—	202,690
Other income (expense)	55,733	263,369	—	319,102

Total other income	241,831	279,961	—	521,792

EARNINGS BEFORE MINORITY INTEREST	19,814,504	1,070,588	—	20,885,092
MINORITY INTEREST	—	1,070,588	—	1,070,588

NET EARNINGS BEFORE TAXES	19,814,504	—	—	19,814,504
PROVISION FOR INCOME TAXES	7,443,834	—	—	7,443,834

NET EARNINGS	$12,370,670	$—	$—	$12,370,670

The following table shows the consolidated income statement of the Company for the year ended June 30, 2004:

	For the Year Ended June 30, 2004
		Variable
	Valley	Interest Entities	Eliminations	Company

NET SALES	$154,455,606	$1,046,559	$(1,046,559)	$154,455,606

COSTS AND EXPENSES:
Cost of products sold, excluding depreciation and amortization	71,557,747	—	—	71,557,747
Operating, distribution and administrative	57,930,774	346,819	(1,046,559)	57,231,034
Depreciation	5,713,067	98,076	—	5,811,143
Amortization of intangibles	1,662,980	—	—	1,662,980
(Loss) gain on disposal of assets	69,783	(295,202)	—	(225,419)

Total costs and expenses	136,934,351	149,693	(1,046,559)	136,037,485

INCOME FROM OPERATIONS	17,521,255	896,866	—	18,418,121
INTEREST EXPENSE	5,579,162	77,904	—	5,657,066
OTHER INCOME/(EXPENSE):
Interest and dividend income	220,147	5,569	—	225,716
Other income (expense)	37,546	55,704	—	93,250

Total other income	257,693	61,273	—	318,966

EARNINGS BEFORE MINORITY INTEREST	12,199,786	880,235	—	13,080,021
MINORITY INTEREST	—	880,235	—	880,235

NET EARNINGS BEFORE TAXES	12,199,786	—	—	12,199,786
PROVISION FOR INCOME TAXES	4,519,927	—	—	4,519,927

NET EARNINGS	$7,679,859	$—	$—	$7,679,859

15.	ASSET RETIREMENT OBLIGATIONS

Effective June 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Under this standard, the Company recognized additional liabilities, at fair value, of approximately $954,000 for asset retirement obligations (AROs), consisting primarily of costs associated with cylinder and bulk tank disposal and asbestos removal. These costs reflect the legal obligations associated with the normal operation of the Company. Additionally, the Company capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At June 30, 2006, the Company increased the following: net properties, plants, and equipment by $449,000, net deferred tax assets by $202,000 and liabilities by $954,000.

The cumulative effect adjustment recognized upon adoption of this standard was $303,000, consisting primarily of costs to establish assets and liabilities related to cylinder and bulk tank disposal and asbestos removal. Net income for the full years of 2005 and 2004 would not have been materially different if this standard had been adopted effective July 1, 2003.

The changes in the carrying amount of AROs for the year ended June 30, 2006 and 2005 on a pro forma basis, as if this standard had been adopted effective July 1, 2004, follow.

	June 30,	June 30,
	2006	2005
	(In Thousands)

Balance at beginning of year	$836	$731
Accretion expense	62	54
Liabilities incurred	56	51

Balance at end of year	$954	$836

16.	SUMMARY BY BUSINESS SEGMENT

On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10 “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregation of operating segments, as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities. Hard goods consist of welding supplies and equipment, safety products, and MRO supplies. Packaged gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. The propane segment consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Cylinder rent is derived from cylinders, cryogenic liquid containers, bulk storage tanks and tube trailers and is included in either industrial gases or propane, depending on gas provided. Fiscal 2005 and 2004 have been restated to conform with this adoption.

Valley considers each of the locations to be an operating segment as defined in SFAS No. 131, however, none of these locations individually meet the quantitative thresholds stated in SFAS No. 131 of 10% of net sales, net profits or assets. Due to the different mix of products and services at each location, our locations do not have similar economic characteristics. They do offer similar products and services, production processes, customer types and regulatory environments, which are the other criteria considered when aggregating operating segments. EITF No. 04-10 indicates that a majority of these factors must exist and that the operating segments must have similar economic characteristics, regardless of the similarity of the operating segments with regard to the other factors. As a result of EITF No. 04-10 becoming effective on June 30, 2006, Valley has modified its segment disclosures accordingly.

Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities as of March 31, 2004 (See Note 1), Valley has a Variable Interest Entities Segment. Since the variable interest entities are distinct businesses, the financial information for this segment is maintained and managed separately.

The results of operations and assets for each of these segments are derived from each company’s financial reporting system. All intercompany activity is eliminated in consolidation.

The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each segment. Gross profits noted below do not reflect depreciation expense and distribution costs. As disclosed in Note 3 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Operating, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation”. Some companies may report certain or all of these costs as elements of their Costs of Products Sold; therefore, gross profits noted below may not be comparable to those of other entities. Operating, distribution and administrative expenses, as well as the majority of depreciation, amortization, interest and other expenses are not allocated to segments in the Company’s financial records. In addition, the Company does not maintain fixed assets or capital expenditures by business segment.

	Fiscal 2006
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$82,465	$70,770	$57,296	$2,420	$—	$(2,420)	$210,531
Cost of products sold	54,311	17,007	31,078	—	—	—	102,396

Gross profit	28,154	53,763	26,218	2,420	—	(2,420)	108,135
Operating, distribution, and administrative expenses				945	71,011	(2,420)	69,536
Depreciation expense				563	7,316	—	7,879
Amortization expense					823		823
Loss (gain) on sale of assets				(224)	(46)		(270)
Interest expense				424	3,911		4,335
Interest, dividend and other income				289	376		665
Minority interest				1,001			1,001
Net earnings before taxes							25,496

	Fiscal 2005
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$63,636	$55,307	$48,756	$2,136	$—	$(2,136)	$167,699
Cost of products sold	41,357	12,037	24,951	—	—	—	78,345

Gross profit	22,279	43,270	23,805	2,136	—	(2,136)	89,354
Operating, distribution, and administrative expenses				808	58,202	(2,136)	56,874
Depreciation expense				432	6,279	—	6,711
Amortization expense					1,108	—	1,108
Loss (gain) on sale of assets				(135)	127		(8)
Interest expense				240	4,066		4,306
Interest, dividend and other income				280	242		522
Minority interest				1,071			1,071
Net earnings before taxes							19,814

	Fiscal 2004
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
	(In Thousands)

Sales	$56,359	$53,983	$44,114	$1,047	$—	$(1,047)	$154,456
Cost of products sold	37,488	12,472	21,598	—	—	—	71,558

Gross profit	18,871	41,511	27,516	1,047	—	(1,047)	82,898
Operating, distribution, and administrative expenses				347	57,931	(1,047)	57,231
Depreciation expense				98	5,713	—	5,811
Amortization expense					1,663		1,663
Loss (gain) on sale of assets				(295)	70		(225)
Interest expense				78	5,579		5,657
Interest, dividend and other income				61	258		319
Minority interest				880			880
Net earnings before taxes							12,200

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	Quarter Ended
	September 30	December 31	March 31	June 30(1)
	(In Thousands)

Fiscal 2006 —
Net sales	$41,663	$56,418	$63,578	$48,872
Income from operations	4,280	8,350	11,802	5,735
Net earnings	2,036	4,391	6,424	2,359
Basic earnings per share	0.21	0.46	0.67	0.24
Diluted earnings per share	0.21	0.45	0.66	0.24
Fiscal 2005 —
Net sales	$36,201	$43,203	$50,488	$37,807
Income from operations	3,711	6,927	10,080	3,951
Net earnings	1,563	3,493	5,540	1,775
Basic earnings per share	0.16	0.37	0.58	0.19
Diluted earnings per share	0.16	0.37	0.57	0.18

(1)	Operating, distribution and administrative expenses for the twelve months ended June 30, 2006 include a reduction of $2.4 million in rent expense, partially offset by other expenses of $0.2 million and $0.9 million, respectively, as a result of consolidating under FIN 46R the Variable Interest Entities owned by a related party that leases properties to Valley.

(2)	Operating, distribution and administrative expenses for the twelve months ended June 30, 2005 include a reduction of $2.1 million in rent expense, partially offset by other expenses of $0.2 million and $0.8 million, respectively, as a result of consolidating under FIN 46R the Variable Interest Entities owned by a related party that leases properties to Valley.

INDEX TO EXHIBITS

3.1	Articles of Amendment (a)

3.2	Bylaws (a)

4.1	Form of Certificate for Common Stock (a)

10.1	Master Lease Agreement dated as of May 1, 2001 between the Company and West Rentals, Inc. (d)

10.2	Amended and Restated Right of First Refusal Agreement dated March 12, 1997 among the Company, Valley National Gases Delaware, Inc., Valley National Gases, Inc., West Rentals, Inc., Gary E. West, Phyllis J. West, The Gary E. West Grantor Retained Annuity Trust #1, The Gary E. West Grantor Retained Annuity Trust #2, The Gary E. West Grantor Retained Annuity Trust #3, The Gary E. West Grantor Retained Annuity Trust #4, The Gary E. West Grantor Retained Annuity Trust #5, The Gary E. West Grantor Retained Annuity Trust #6 and Praxair, Inc. (a)

10.3	Agreement dated October 5, 1992 between the Company and John R. Bushwack providing for death, disability and retirement benefits (a)+

10.4	Lease Agreement dated as of April 1, 1998 between the Company and Acetylene Products, Inc. (d)

10.5	1997 Stock Option Plan as amended (d)+

10.6	Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (c)

10.7	Agreement dated July 1, 2001 between the Company and William A. Indelicato providing for certain Consulting payments (d)+

10.8	Lease Agreement dated as of April 1, 2000 between the Company and Real Equip-Lease, LLC (d)

10.9	Amendment dated June 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (f)

10.10	Agreement dated July 1, 2002 between the Company and William A. Indelicato providing for certain Consulting payments (f)+

10.11	Agreement dated February 11, 2002 between the Company and August E. Maier providing for certain Consulting payments (f)+

10.12	Agreement dated June 30, 2002 between the Company and John R. Bushwack relating to assignment of life insurance policy (f)+

10.13	Agreement dated June 30, 2002 between the Company and Robert D. Scherich relating to assignment of life insurance policy (f)+

10.14	Lease Agreement dated as of November 5, 1997 between the Company and EquipLease Corp (f)

10.15	Lease Agreement dated as of September 24, 2001 between the Company and GEW Realty LLC (f)

10.16	Amendment dated October 28, 2002 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (g)

10.17	Agreement dated October 15, 2002 between the Company and Michael L. Tyler (g)+

10.18	Agreement dated November 22, 2002 between the Company and John R. Bushwack (h)+

10.19	Lease Agreement dated as of May 1, 2003 between the Company and EquipLease Corp (i)

10.20	Amendment dated May 13, 2003 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc. (i)

10.21	Amendment dated June 30, 2003 to Second Amendment and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent (i)

10.22	Agreement dated June 1, 2003 between the Company and Michael L. Tyler (i)+

E-1

10.23	Agreement dated June 1, 2003 between the Company and Gerald W. Zehala (i)+

10.24	Agreement dated June 1, 2003 between the Company and James P. Hart (i)+

10.25	Agreement dated July 1, 2003 between the Company and William A. Indelicato providing for certain Consulting payments (i)+

10.26	Fourth Amendment dated October 23, 2003 to Second Amended and Restated Credit Agreement dated May 1, 2000 between the Company and Bank One, Indiana NA, as agent

10.27	Addendum #19 dated March 31, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.28	Third Amended and Restated Credit Agreement dated April 30, 2004 between the Company and Bank One, Indiana NA, as agent

10.29	Agreement dated June 1, 2004 between the Company and Gerald W. Zehala +

10.30	Addendum #18 dated June 7, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.31	Addendum #20 dated June 30, 2004 to Lease Agreement dated as of November 5, 1997 between the Company and West Rentals, Inc.

10.32	Agreement dated July 1, 2004 between the Company and William A. Indelicato providing for certain Consulting payments+

10.33	Agreement dated March 9, 2005 between the Company and James P. Hart +

10.34	Agreement dated March 9, 2005 between the Company and Gerald W. Zehala +

14.1	Code of Business Conduct and Ethics

21.1	Subsidiaries of Registrant (a)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Reg. No. 333-19973.

(b)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 28, 1999.

(c)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2000.

(d)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 28, 2001.

(e)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2002.

(f)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 27, 2002.

(g)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

(h)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed February 13, 2003.

(i)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed September 29, 2003.

+	A management or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

E-2