Form 10-Q
period 2006-09-30
VALLEY NATIONAL GASES INC
filed 2006-11-13
CIK 1030715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2006

Common stock, $0.001 par value	9,680,159

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2006
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,601,458	$1,646,767
Accounts receivable, net of allowance for doubtful accounts of $1,006,754 and $1,065,594, respectively	20,809,098	22,806,516
Inventory	12,910,680	14,341,301
Prepaids and other	1,705,700	1,579,474
Current deferred tax asset	2,466,329	2,689,946
Refundable taxes	296,843	204,283

Total current assets	39,790,108	43,268,287

PROPERTY, PLANT AND EQUIPMENT:
Land	2,184,191	2,184,191
Buildings and improvements	23,581,309	23,992,277
Equipment	118,795,861	120,801,738
Transportation equipment	21,545,468	22,183,964
Furniture and fixtures	9,613,891	9,823,715

Total property, plant and equipment	175,720,720	178,985,885

Accumulated depreciation	(63,854,868)	(65,773,402)

Net property, plant and equipment	111,865,852	113,212,483

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,152,506 and $8,392,581, respectively	5,023,597	5,438,522
Goodwill	54,197,285	55,654,998
Deposits and other assets	531,770	426,751

Total other assets	59,752,652	61,520,271

TOTAL ASSETS	$211,408,612	$218,001,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2006
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,861,915	$3,838,975
Accounts payable	12,522,911	14,219,706
Accrued compensation and employee benefits	4,967,701	3,164,552
Other current liabilities	5,690,648	5,513,570

Total current liabilities	27,043,175	26,736,803

LONG-TERM DEBT, less current maturities	66,679,000	69,145,650
DEFERRED TAX LIABILITY	34,042,445	34,785,802
OTHER LONG-TERM LIABILITIES	2,861,058	3,133,521

Total liabilities	130,625,678	133,801,776

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,171,333	5,141,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share- Authorized, 30,000,000 shares;
Issued, 9,661,724 and 9,678,934 shares, respectively, Outstanding, 9,661,724 and 9,678,934 shares, respectively	9,662	9,679
Paid-in-capital	19,867,665	20,175,259
Retained earnings	55,434,415	58,684,058
Accumulated other comprehensive income	299,859	188,711

Total stockholders’ equity	75,611,601	79,057,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,408,612	$218,001,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2006
NET SALES	$41,663,231	$50,610,741
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	19,915,605	24,975,240
Operating, distribution and administrative	15,473,538	16,880,966
Depreciation	1,792,381	2,035,477
Amortization of intangibles	238,857	240,053
Loss (gain) on disposal of assets	(37,458)	8,057

Total costs and expenses	37,382,923	44,139,793

INCOME FROM OPERATIONS	4,280,308	6,470,948

INTEREST EXPENSE	890,956	1,146,409
OTHER INCOME, NET	205,194	179,287

EARNINGS BEFORE MINORITY INTEREST	3,594,546	5,503,826
MINORITY INTEREST	257,141	157,765

NET EARNINGS BEFORE TAXES	3,337,405	5,346,061
PROVISION FOR INCOME TAXES	1,301,588	2,096,418

NET EARNINGS	$2,035,817	$3,249,643

BASIC EARNINGS PER SHARE	$0.21	$0.34
DILUTED EARNINGS PER SHARE	$0.21	$0.33
WEIGHTED AVERAGE SHARES:
Basic	9,576,481	9,667,463
Diluted	9,720,982	9,841,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended September 30, 2006

						Accumulated
						Other		Total
	Common Stock		Treasury Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCE, June 30, 2006	9,661,724	$9,662	—	—	$19,867,665	$299,859	$55,434,415	$75,611,601	$—
Net earnings	—	—	—	—	—	—	3,249,643	3,249,643	3,249,643
Exercise of stock options	17,210	17	—	—	113,196	—	—	113,213	—
Tax benefit from exercise of stock options	—	—	—	—	158,327	—	—	158,327	—
Non-cash stock compensation expense	—	—	—	—	36,071	—	—	36,071	—
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax provision of $74,099	—	—	—	—	—	(111,148)	—	(111,148)	(111,148)

BALANCE, September 30, 2006 (unaudited)	9,678,934	$9,679	—	—	$20,175,259	$188,711	$58,684,058	$79,057,707	$3,138,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2005	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,774,687	$2,702,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	77,654	5,461
Purchases of property and equipment	(2,648,755)	(1,909,012)
Business acquisitions, net of cash acquired	—	(3,031,304)

Net cash used by investing activities	(2,571,101)	(4,934,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	13,799,959	20,006,593
Principal payments on borrowings	(14,036,337)	(17,812,885)
Proceeds from bank overdraft	198,215	—
Proceeds from exercise of stock options	19,218	113,213
Tax benefit from exercise of stock options	—	158,327
Variable interest entity distribution	(462,495)	(187,541)

Net cash (used) provided by financing activities	(481,440)	2,277,707

NET CHANGE IN CASH AND CASH EQUIVALENTS	722,146	45,309

CASH AND CASH EQUIVALENTS, beginning of period	$1,322,397	$1,601,458

CASH AND CASH EQUIVALENTS, end of period	$2,044,543	$1,646,767

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
     The condensed consolidated financial statements of the Company presented herein are unaudited. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although the Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the financial results of operations for a full year. As such, these financial statements should be read in conjunction with the financial statements and notes thereto included or incorporated by reference in the Company’s audited consolidated financial statements for the year ended June 30, 2006.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in Valley’s 2006 Annual Report on Form 10-K filed on September 28, 2006. There have been no significant changes in accounting policies or the application thereof during the first three months of fiscal 2007.
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

     The roll-forward of the allowance for doubtful accounts as of September 30 is as follows:

	2005	2006
Balance, June 30	$672,822	$1,006,754
Write-off of doubtful accounts	(111,012)	(54,782)
Provision for doubtful accounts	202,527	113,622

Balance, September 30	$764,337	$1,065,594

INVENTORY
     Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in first-out basis.
     The components of inventory are as follows:

	June 30,	September 30,
	2006	2006
		(Unaudited)
Hard goods	$10,913,055	$11,758,425
Gases	2,345,903	3,092,250
Reserves	(348,278)	(509,374)

	$12,910,680	$14,341,301

GOODWILL AND OTHER INTANGIBLE ASSETS
     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice (“USPAP”) for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions, control premiums and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future. No triggering events occurred during the current fiscal year.
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
SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $8,195,000 and $6,100,000 for the three months ended September 30, 2006 and 2005, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $544,242 and $240,000 for the three months ended September 30, 2006 and 2005, respectively, and is included in depreciation expense.
     Third party freight costs relating to the delivery of products to customers totaled $161,448 and $150,663 for the three months ended September 2006 and 2005, respectively, and were classified as operating, distribution and administrative expenses.
     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense which amounted to $5,956,000 and $4,446,000 for the three months ended September 2006 and 2005, respectively.
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
     During the three months ended September 30, 2006 and 2005, the Company recorded approximately $36,000 and $52,000, respectively, as compensation expense related to stock options. No options were granted or modified during the current quarter. Unrecognized compensation expense amounted to approximately $175,000 at September 30, 2006, of which approximately $97,000 is expected to be recorded during fiscal year 2007. Total stock compensation expense in fiscal year 2007 could vary based upon future grants.
INCOME TAXES
     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were recorded for the deferred tax assets as of September 30, 2006 and June 30, 2006. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.
SEGMENTS
     On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregate of operating segments, as defined in SFAS No. 131 into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities. Hard goods consist of welding supplies and equipment, safety products, and MRO supplies. Packaged gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. The propane segment consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Cylinder rent is derived from cylinders, cryogenic liquid containers, bulk storage tanks and tube trailers and is included in either industrial gases or propane, depending on gas provided. Segment information for first quarter fiscal 2005 was adjusted to conform to our current segment reporting requirement.
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
     The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate (See Note 9).
NEW ACCOUNTING STANDARDS
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

     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement was effective for fiscal years ending after September 15, 2005. This statement resulted in Valley reporting four reportable segments for the year ended June 30, 2006. (See Note 11).
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was effective for Valley for the fiscal year ended June 30, 2007. The adoption of this statement did not require any material changes to our financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Valley National Gases, Inc. for the fiscal year ending June 30, 2009. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Valley National Gases, Inc.’s consolidated financial statements.
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	September 30,
	2005	2006
Non-cash financing activity and investing activity __
Fixed asset purchases in accounts payable	216,963	270,134
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
     The following table summarizes the preliminary allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of September 30, 2006 (in thousands):

Cash and cash equivalents	$125
Accounts receivable	229
Inventory	385
Current assets	4
Fixed assets including cylinders, bulk tanks and other equipment	1,216
Non-compete agreements	250
Customer relationships	405
Goodwill	1,458
Accounts payable	(23)
Accrued compensation	(10)
Other liabilities	(67)
Deferred income taxes	(566)
Non-compete agreement	(250)

Net assets acquired	3,156
Cash acquired	(125)

Total purchase price	$3,031

     The fixed assets acquired were assigned useful lives consistent with Valley’s previously owned assets while customer relationships were assigned a useful life of 15 years and will be amortized on a straight line basis. As this acquisition was completed in the current fiscal year, the purchase price allocations are estimated and subject to change, as well as post-closing adjustments which are expected to occur in the second quarter of fiscal 2007. None of the goodwill acquired will be deductible for tax purposes.
     The following summarized unaudited pro forma results of operations for the three months ended September 30, 2006 and 2005, illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of the fiscal year. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

	Three Months Ended
	September 30,
	2006	2005
Net sales	$51,071,000	$42,339,00
Net earnings before income taxes	5,347,000	3,447,000
Pro forma net earnings	3,250,000	2,102,000
Pro forma diluted earnings per share	$0.33	$0.22
5. GOODWILL AND INTANGIBLE ASSETS:
     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangibles, other than goodwill, consist of noncompete agreements and consulting agreements for which Valley has assigned definite lives equal to the terms of the agreements. Valley’s customer relationships have been assigned an amortization period of 15 years based on the estimated average customer lives. As of June 30, 2006 and September 30, 2006, Valley’s noncompete agreements, consulting agreements and customer lists are summarized as follows:

				Accumulated
	Gross	Accumulated		Amortization	Weighted
	Amount	Amortization		as of	Average
	as of	as of	Gross Amount as of	September 30,	Amortization
	June 30,	June 30,	September 30, 2006	2006	Period
	2006	2006	(unaudited)	(unaudited)	(years)
Non-competition agreements	$8,816,980	$7,791,134	$9,066,980	$7,907,501	7.1
Consulting agreements	150,000	120,833	150,000	133,333	3.0
Customer relationships	4,209,123	240,539	4,614,123	351,747	15.0

Total	$13,176,103	$8,152,506	$13,831,103	$8,392,581

     Amortization expense for the three months ended September 30, 2006 and 2005 totaled $240,053 and $238,857, respectively. Estimated amortization expense for the remainder of fiscal 2007 as of September 30, 2006 and the next five fiscal years is summarized as follows:

Fiscal year Ending
June 30,
Remainder of 2007	$576,113
2008	$733,845
2009	$358,464
2010	$228,593
2011	$215,482
2012	$197,127
     The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows:

Balance as of June 30, 2006	$54,197,285
Goodwill acquired	1,457,713

Balance as of September 30, 2006	$55,654,998

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

	Three Months Ended
	September 30,
	2005	2006
Net earnings available for common stock	$2,035,817	$3,249,643

Basic earnings per common share:
Weighted average common shares	9,576,481	9,667,463

Basic earnings per common share	$0.21	$0.34

Diluted earnings per common share:
Weighted average common shares	9,576,481	9,667,463

	Three Months Ended
	September 30,
	2005	2006
Shares issuable from assumed conversion of common stock equivalents	144,501	173,765

Weighted average common and common equivalent shares	9,720,982	9,841,228

Diluted earnings per common share	$0.21	$0.33

     All options to purchase shares of common stock during the three months ended September 30, 2006 were included in the computation of diluted earnings per common share as the options’ exercise price was less than the average market price of the common stock for the respective periods. Stock options to purchase 60,000 shares of common stock for the three months ended September 30, 2005 were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. The weighted average common and common equivalent shares outstanding were calculated in accordance with SFAS 123R.
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
     Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2007 and each of the next five fiscal years are as follows:

Fiscal year
ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2007	$3,377,562	$43,025	$3,420,587	$2,004,908	$1,415,679
2008	4,495,227	—	4,495,227	2,615,843	1,879,384
2009	4,648,064	—	4,648,064	2,704,782	1,943,282
2010	4,806,099	—	4,806,099	2,796,744	2,009,355
2011	4,969,506	—	4,969,506	2,891,834	2,077,672
Thereafter	5,138,469	—	5,138,469	2,990,156	2,148,313

Totals	$27,434,927	$43,025	$27,477,952	$16,004,267	$11,473,685

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities”.
8. STOCK OPTIONS
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
     The following summarizes the activity under the 1997 Plan:

					Weighted
					Average
	Number of	Range of			Exercise
	Shares	Exercise Price			Price
Outstanding, June 30, 2006	277,735	$3.125	–	$21.280	$9.39
Granted	—			—	—
Exercised	17,210	$3.750	–	$8.00	$6.58
Cancelled	—			—	—

Outstanding, September 30, 2006	260,525	$3.125	–	$21.280	$9.58

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options Exercisable at:
September 30, 2006	145,525	$7.07
     The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2006:

As of September 30, 2006
Stock Options Outstanding			Stock Options Exercisable
		Weighted
	Shares	Average	Weighted	Shares
	Underlying	Remaining	Average	Underlying
Exercise	Options	Contractual	Exercise	Options
Price	Outstanding	Life	Price	Outstanding
$3.125	12,500	3.3	$3.125	12,500
3.750	10,000	4.3	3.750	10,000
5.625	5,025	2.3	5.625	5,025
6.850	17,000	5.3	6.850	17,000
8.000	151,000	6.1	8.000	101,000
16.000	60,000	8.3	—	—
21.280	5,000	9.3	—	—

$9.579	260,525	6.3	$7.073	145,525
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
     During the three months ended September 30, 2006 and 2005, the Company recorded approximately $36,000 and $52,000, respectively, as compensation expense related to stock options. No options were granted or modified during the current or prior year quarters ended September 30, 2006 and 2005. Unrecognized compensation expense amounted to approximately $175,000 at September 30, 2006, of which approximately $97,000 is expected to be recorded during fiscal year 2007. Total stock compensation expense in fiscal year 2007 could vary based upon future grants.
9. COMMITMENTS AND CONTINGENCIES
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
     Valley leases buildings and equipment and rents cylinders from related parties, including Gary E. West, the majority shareholder. Valley concluded that the related party lease agreement entities (“Variable Interest Entities”) were required to be consolidated pursuant to common control provisions under FIN 46R (see Note 9). These lease agreements have various maturity dates through April 2013.
     In September 1991, in connection with the purchase by Valley of certain assets of Praxair, Inc. (Praxair), Valley, Gary E. West and certain of his affiliates entered into a Right of First Refusal Agreement with Praxair for a period of 15 years. In March 1997, the parties to such agreement entered into an Amended and Restated Right of First Refusal Agreement (the Right of First Refusal Agreement) in connection with Valley’s reorganization. This agreement, which expired on September 29, 2006, generally provided Praxair with rights to purchase Valley shares in the event that either a third party offer was presented to Mr. West or the company, or an offering of shares was made by the company or Mr. West that would have resulted in Mr. West’s ownership being reduced to less than 51% of the company.
10. VARIABLE INTEREST ENTITIES
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

Valley has historically entered into these leases with these related parties to preserve its capital to support its strategy of growing through acquisitions. Valley’s Chairman, who is the beneficial owner of 72% of Valley’s common stock, beneficially owns greater than 50% of each of these entities. These arrangements are supported by a master lease agreement, as well as certain individual lease agreements, that do not contain a bargain purchase option, fixed renewal option or residual value guarantee. Valley has no equity interest in any of the entities included in the Variable Interest Entities. Additionally, the creditors and beneficial interest holders of the entities have no recourse to the general credit of Valley.
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
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.1 million and demand notes payable of $2.4 million at September 30, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.4 million as of September 30, 2006. This mortgage debt carries various interest rates ranging from 4.3% to 7.8% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.

     The following table shows the consolidating balance sheet of the Company at September 30, 2006:

	As of September 30, 2006
	(unaudited)
		Variable
		Interest
	Valley	Entities	Eliminations	Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794,482	$852,285	$—	$1,646,767
Accounts receivable, net of allowance for doubtful accounts of $1,065,594	22,661,927	294,170	(149,581)	22,806,516
Inventory	14,341,301	—	—	14,341,301
Prepaids and other	1,566,909	12,565	—	1,579,474
Current deferred tax asset	2,689,946	—	—	2,689,946
Refundable taxes	204,283	—	—	204,283

Total current assets	42,258,848	1,159,020	(149,581)	43,268,287

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,009,191	—	2,184,191
Buildings and improvements	9,428,487	14,563,790	—	23,992,277
Equipment	119,399,821	1,401,917	—	120,801,738
Transportation equipment	22,010,715	173,249	—	22,183,964
Furniture and fixtures	9,635,735	187,980	—	9,823,715

Total property, plant and equipment	160,649,758	18,336,127	—	178,985,885

Accumulated depreciation	(60,435,392)	(5,338,010)	—	(65,773,402)

Net property, plant and equipment	100,214,366	12,998,117	—	113,212,483

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,392,581	5,437,323	1,199	—	5,438,522
Goodwill	55,654,998	—	—	55,654,998
Deposits and other assets	406,968	19,783	—	426,751

Total other assets	61,499,289	20,982	—	61,520,271

TOTAL ASSETS	$203,972,503	$14,178,119	$(149,581)	$218,001,041

	As of September 30, 2006
	(unaudited)
		Variable
		Interest
	Valley	Entities	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$629,402	$3,209,573	$—	$3,838,975
Accounts payable	13,878,489	341,217	—	14,219,706
Accrued compensation and employee benefits	3,164,552	—	—	3,164,552
Other current liabilities	5,470,360	192,791	(149,581)	5,513,570

Total current liabilities	23,142,803	3,743,581	(149,581)	26,736,803

LONG-TERM DEBT, less current maturities	63,852,670	5,292,980	—	69,145,650
DEFERRED TAX LIABILITY	34,785,802	—	—	34,785,802
OTHER LONG-TERM LIABILITIES	3,133,521	—	—	3,133,521

Total liabilities	124,914,796	9,036,561	(149,581)	133,801,776

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,141,558	5,141,558

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share-
Authorized, 30,000,000 shares; Issued and outstanding, 9,678,934 shares	9,679	3,800	(3,800)	9,679
Paid-in-capital	20,175,259	335,985	(335,985)	20,175,259
Retained earnings	58,684,058	4,801,773	(4,801,773)	58,684,058
Accumulated other comprehensive income	188,711	—	—	188,711

Total stockholders’ equity	79,057,707	5,141,558	(5,141,558)	79,057,707

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,972,503	$14,178,119	$(149,581)	$218,001,041

     The following table shows the consolidating balance sheet of the Company at June 30, 2006:

	As of June 30, 2006
		Variable
		Interest
	Valley	Entities	Eliminations	Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$558,599	$1,042,859	$—	$1,601,458
Accounts receivable, net of allowance for doubtful accounts of $1,006,754	20,676,689	281,990	(149,581)	20,809,098
Inventory	12,910,680	—	—	12,910,680
Prepaids and other current assets	1,695,700	10,000	—	1,705,700
Current deferred tax asset	2,466,329	—	—	2,466,329
Refundable taxes	296,843	—	—	296,843

Total current assets	38,604,840	1,334,849	(149,581)	39,790,108

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,009,191	—	2,184,191
Buildings and improvements	9,161,331	14,419,978	—	23,581,309
Equipment	117,395,829	1,400,032	—	118,795,861
Transportation equipment	21,372,219	173,249	—	21,545,468
Furniture and fixtures	9,428,384	185,507	—	9,613,891

Total property, plant and equipment	157,532,763	18,187,957	—	175,720,720

Accumulated depreciation	(58,654,352)	(5,200,516)	—	(63,854,868)

Net property, plant and equipment	98,878,411	12,987,441	—	111,865,852

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,152,506	5,022,376	1,221	—	5,023,597
Goodwill	54,197,285	—	—	54,197,285
Deposits and other assets	511,987	19,783	—	531,770

Total other assets	59,731,648	21,004	—	59,752,652

TOTAL ASSETS	$197,214,899	$14,343,294	$(149,581)	$211,408,612

	As of June 30, 2006
		Variable
		Interest
	Valley	Entities	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term debt	$647,832	$3,214,083	$—	$3,861,915
Accounts payable	12,189,031	333,880	—	12,522,911
Accrued compensation and employee benefits	4,967,701	—	—	4,967,701
Other current liabilities	5,690,603	149,626	(149,581)	5,690,648

Total current liabilities	23,495,167	3,697,589	(149,581)	27,043,175

LONG-TERM DEBT, less current maturities	61,204,628	5,474,372	—	66,679,000
DEFERRED TAX LIABILITY	34,042,445	—	—	34,042,445
OTHER LONG-TERM LIABILITIES	2,861,058	—	—	2,861,058

Total liabilities	121,603,298	9,171,961	(149,581)	130,625,678

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,171,333	5,171,333

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 Per share-
Authorized, 30,000,000 shares; Issued and outstanding, 9,661,724 shares	9,662	3,800	(3,800)	9,662
Paid-in-capital	19,867,665	335,985	(335,985)	19,867,665
Retained earnings	55,434,415	4,831,548	(4,831,548)	55,434,415
Accumulated other comprehensive Income	299,859	—	—	299,859

Total stockholders’ equity	75,611,601	5,171,333	(5,171,333)	75,611,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,214,899	$14,343,294	$(149,581)	$211,408,612

     The following table shows the consolidating income statement of the Company for the three months ended September 30, 2006 (unaudited):

		Variable
		Interest
	Valley	Entities	Eliminations	Company
NET SALES	$50,610,741	$646,796	$(646,796)	$50,610,741

COSTS AND EXPENSES
Cost of products sold, excluding depreciation	24,975,240	—	—	24,975,240
Operating, distribution and administrative	17,191,107	336,655	(646,796)	16,880,966
Depreciation	1,897,983	137,494	—	2,035,477
Amortization of intangibles	240,053	—	—	240,053
Gain on disposal of assets	8,057	—	—	8,057

Total costs and expenses	44,312,440	474,149	(646,796)	44,139,793

INCOME FROM OPERATIONS	6,298,301	172,647	—	6,470,948

INTEREST EXPENSE	1,020,500	125,909	—	1,146,409
OTHER INCOME, NET	68,260	111,027	—	179,287

EARNINGS BEFORE MINORITY INTEREST	5,346,061	157,765	—	5,503,826
MINORITY INTEREST	—	157,765	—	157,765

NET EARNINGS BEFORE TAXES	5,346,061	—	—	5,346,061
PROVISION FOR INCOME TAXES	2,096,418	—	—	2,096,418

NET EARNINGS	$3,249,643	$—	$—	$3,249,643

     The following table shows the consolidating income statement of the Company for the three months ended September 30, 2005 (unaudited):

		Variable
		Interest
	Valley	Entities	Eliminations	Company
NET SALES	$41,663,231	$586,994	$(586,994)	$41,663,231

COSTS AND EXPENSES
Cost of products sold, excluding Depreciation	19,915,605	—	—	19,915,605
Operating, distribution and Administrative	15,838,952	221,580	(586,994)	15,473,538
Depreciation	1,653,400	138,981	—	1,792,381
Amortization of intangibles	238,857	—	—	238,857
Gain on disposal of assets	(8,775)	(28,683)	—	(37,458)

Total costs and expenses	37,638,039	331,878	(586,994)	37,382,923

INCOME FROM OPERATIONS	4,025,192	255,116	—	4,280,308

INTEREST EXPENSE	817,022	73,934	—	890,956
OTHER INCOME, NET	129,235	75,959	—	205,194

EARNINGS BEFORE MINORITY INTEREST	3,337,405	257,141	—	3,594,546
MINORITY INTEREST	—	257,141	—	257,141

NET EARNINGS BEFORE TAXES	3,337,405	—	—	3,337,405
PROVISION FOR INCOME TAXES	1,301,588	—	—	1,301,588

NET EARNINGS	$2,035,817	$—	$—	$2,035,817

11. SUMMARY BY BUSINESS SEGMENT
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
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 4 for the impact of acquisitions on the operating results of each segment. Gross profits noted below do not reflect depreciation expense and distribution costs. As disclosed in Note 3 to the Consolidated Financial Statements, the Company reflects distribution costs as elements of Operating, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation”. Some companies may report certain or all of these costs as elements of their Costs of Products Sold; therefore, gross profits noted below may not be comparable to those of other entities. Operating, distribution and administrative expenses, as well as the majority of depreciation, amortization, interest and other expenses are not allocated to segments in the Company’s financial records. In addition, the Company does not maintain fixed assets or capital expenditures by business segment.

	Three Months Ended September 30, 2006
	(In Thousands)
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
Sales	$22,123	$19,318	$9,170	$647	$—	$(647)	$50,611
Cost of products sold	14,951	4,707	5,317	—	—	—	24,975

Gross profit	7,172	14,611	3,853	647	—	(647)	25,636

Operating, distribution, and administrative expenses				337	17,191	(647)	16,881
Depreciation expense				137	1,898		2,035
Amortization expense				—	240		240
Loss on sale of assets				—	8		8
Interest expense				126	1,020		1,146
Other income, net				110	68		178
Minority interest				158	—		158

Net earnings before taxes							5,346

	Three Months Ended September 30, 2005 (1)
	(In Thousands)
	Hard	Packaged
	Goods	Gases	Propane	VIE’s	Unallocated	Eliminations	Combined
Sales	$17,764	$15,510	$8,389	$587	$—	$(587)	$41,663
Cost of products sold	11,490	3,559	4,867	—	—	—	19,916

Gross profit	6,274	11,951	3,522	587	—	(587)	21,747

Operating, distribution, and administrative expenses				222	15,839	(587)	15,474
Depreciation expense				139	1,653		1,792
Amortization expense				—	239		239
Gain on sale of assets				(29)	(9)		(38)
Interest expense				74	817		891
Other income, net				76	129		205
Minority interest				257	—		257

Net earnings before taxes							3,337

(1)	September 30, 2005 was adjusted to conform to our current segment reporting requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     We generate revenue through the sale of packaged industrial, medical and specialty gases and rental and delivery charges for the cylinders and tanks in which they are delivered, as well as through sale of related welding equipment and supplies. We sell packaged gases to customers for manufacturing, industrial, metal production and fabrication, construction, health care, mining, oil and chemicals and other applications. Sale of our packaged gases is generally not seasonal. We also sell propane to the residential, commercial and industrial markets. Typical residential and commercial uses include conventional space heating, water heating and cooking. Typical industrial uses include engine fuel for forklifts and other vehicles, metal cutting, brazing and heat treating. The distribution of propane is seasonal in nature and sensitive to variations in weather with consumption as a heating fuel peaking sharply in winter months. In the 2006 fiscal year, packaged gases and rental, together with related equipment and supplies, accounted for approximately 72% of our net sales, while propane accounted for approximately 28% of our net sales.
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
VARIABLE INTEREST ENTITIES
     We lease buildings and equipment and rent cylinders from West Rentals, Inc., G.E.W. Real Estate, LLC, Real Equip-Lease LLC, Acetylene Products Corporation and Plymouth Holding, LLC, entities that are engaged primarily in the purchase, development, sale and/or lease of real estate and that are controlled by Gary West, our Chairman and majority shareholder. Under accounting interpretations that were effective for us on March 31, 2004, and because we are under common control with these entities, we were required to consolidate the financial statements of these related entities in our financial statements. In consolidation, the rent expense we pay to these entities is eliminated, resulting in us reporting slightly less operating, distribution and administrative expense and slightly more income from operations. Because some of the properties held by the variable interest entities are financed, and because of the amount of depreciable assets these entities hold, the consolidation results in us reporting slightly more interest and depreciation expense. Further, because we classify the rental income from third parties that these entities generate as “other income” for our purposes, these entities result in our reporting more other income. Substantially all of the effect of these entities on our net income is eliminated when we deduct the net effect as a minority interest. The real property and equipment held by these entities results in our reporting significantly higher balances of buildings and equipment on our balance sheet. Although these entities are controlled by related parties, we have no equity interest in any of them and the creditors and beneficial interest holders of these entities have no recourse to our general credit.
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
     TRADE RECEIVABLES
     We estimate the collectability of our trade receivables. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of September 30, 2006 is adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.

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
     GOODWILL AND OTHER INTANGIBLE ASSETS
     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, as of July 1, 2001. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives not to be amortized, but instead to be tested for impairment at least annually. We have elected to perform our annual test for indications of goodwill impairment as of June 30th of each year. In testing the impairment of goodwill, we consider a variety of valuation methods, including formal criteria of the Uniform Standards of Professional Appraisal Practice (“USPAP”) for assessment of the fair market value of a business as a whole. In accordance with USPAP, we use a discounted cash flow analysis including, where applicable, appropriate market-based deductions, control premiums and discounts, and take into account any extraordinary assumptions and hypothetical conditions which may have an impact on our determination. In addition to this approach for valuing our business as a whole, we also consider goodwill by location or groups of locations. The application of each of these methods involves a number of estimates and assumptions, and the weighting and balancing of the methods and their results also involves assumptions and the application of considerable judgment. We may be required to adjust our assumptions and estimates when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To the extent we make this determination, we would be required to reduce the carrying value of our goodwill by taking a charge that will reduce our earnings in the period taken and reduce our equity at the end of the period. We cannot be certain that the assumptions and judgments we have made regarding the carrying value of our goodwill will prove accurate and that we will not be required to take impairment charges in the future. No triggering events occurred during the current fiscal year.
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

	Three Months Ended
	September 30,
	2006	2005
Net Sales	100.0%	100.0%

Cost of products sold, excluding depreciation	49.4	47.8
Operating, distribution and administrative	33.4	37.1
Depreciation	4.0	4.3
Amortization of intangibles	0.5	0.5

Total costs and expenses	87.3	89.7

Income from operations	12.7	10.3

Interest expense	2.3	2.2
Other income, net	0.4	0.5

Earnings before minority interest	10.8	8.6
Minority interest	0.3	0.6

Net earnings before taxes	10.5	8.0
Provision for income taxes	4.1	3.1

Net earnings	6.4%	4.9%

Comparison of Three Months Ended September 30, 2006 and 2005
     Our net sales increased $8.9 million or 21.5% to $50.6 million for the three months ended September 30, 2006, from $41.7 million for the three months ended September 30, 2005. Acquisitions provided approximately $6.4 million or 72.1% of the increase, with the balance of the increase related to same store sales of $2.5 million. Packaged gases represented 38.2% of net sales for the three months ended September 30, 2006 and hard goods represented 43.7% of net sales. In comparison, packaged gases represented 37.2% of net sales for the three months ended September 30, 2005 and hard goods represented 42.6% of net sales. Sales of hard goods increased $4.4 million or 24.5% from the three months ended September 30, 2005 to the three months ended September 30, 2006, reflecting increased demand from the improved economy, increased prices resulting from increased steel costs and increased sales volume. Acquisitions provided $3.1 million or 71.4% of the increase, with the balance provided by same store sales of $1.3 million. Packaged gases increased $3.8 million due to increased demand and higher prices. Acquisitions provided $3.1 million or 80.6% of the increase, with the balance provided by same store sales of $0.7 million. Propane sales represented 18.1% of net sales for the three months ended September 30, 2006 compared to 20.1% of net sales in the three months ended September 30, 2005. Propane sales increased $0.7 million or 8.7% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to price increases. Acquisitions provided $0.3 million or 39.8% of the increase, with the balance provided by same store sales of $0.4 million. Propane gallons sold were down 4.2% in the three months ended September 30, 2006 compared to three months ended September 30, 2005, reflecting higher prices of all energy sources and warmer temperatures in our markets compared to the prior year period.

     Our cost of products sold increased $5.1 million or 25.4% to $25.0 million for the three months ended September 30, 2006, compared to $19.9 million for the three months ended September 30, 2005. Cost of products sold as a percentage of net sales was 49.4% and 47.8% for the three months ended September 30, 2006 and 2005, respectively. Increased prices that we charged for hard goods, packaged gases and cylinder rental resulting from our efforts to standardize our product offerings and pricing were offset by higher propane costs as a percentage of net sales.
     Operating, distribution and administrative expenses increased $1.4 million or 9.1% to $16.9 million in the three months ended September 30, 2006, compared to $15.5 million for the three months ended September 30, 2005. Increased personnel costs and increased delivery expense primarily due to acquisitions is the result of this increase. Operating, distribution and administrative expenses as a percentage of net sales were 33.4% for the three months ended September 30, 2006, compared to 37.1% for the three months ended September 30, 2005.
     Depreciation expense increased $0.2 million to $2.0 million for the three months ended September 30, 2006, from $1.8 million for the three months ended September 30, 2005, reflecting depreciation from increased capital expenditures, acquisitions and the variable interest entities.
     Amortization of intangibles remained the same at $0.2 million in the three months ended September 30, 2006 and September 30, 2005. This is the result of certain intangibles becoming fully amortized during the current fiscal year offset by the amortization of intangible assets related to acquisitions.
     Interest expense increased $0.3 million for the quarter primarily as a result of increased outstanding debt due to recent acquisitions and increased interest rates in comparison to last year’s first quarter.
     Other income remained the same at $0.2 million for the three months ended September 30, 2006 and September 30, 2005.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily the reduction in operating expense noted above, partially offset by expenses incurred by the entities.
     Our effective tax rate increased from 39.0% for the three months ended September 30, 2005 compared to 39.2% for the three months ended September 30, 2006.
     For the reasons stated above, our net earnings increased $1.2 million or 59.6% to $3.2 million for the three months ended September 30, 2006, compared to $2.0 million for the three months ended September 30, 2005. Diluted earnings per share were $0.33 for the three months ended September 30, 2006, compared to $0.21 for the three months ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
     At September 30, 2006, we had working capital of approximately $16.5 million, as compared to $12.7 million as of June 30, 2006, reflecting primarily an increase in accounts receivable and inventory levels resulting from acquisitions made during the previous twelve month period. Funds provided by operations for the three months ended September 30, 2006 were approximately $2.7 million as compared to $3.8 million for the three months ended September 30, 2005. Funds used for investing activities were approximately $4.9 million for the three months ended September 30, 2006 consisting primarily of capital spending and acquisitions, as compared to $2.6 million for the three months ended September 30, 2005 principally for capital spending. The Company anticipates capital expenditures of approximately $7.0 million for the remainder of fiscal year June 30, 2007. Funds provided for financing activities for the three months ended September 30, 2006 were approximately $2.3 million as net borrowings of $20.0 million were offset by debt repayment of $17.8 million. In addition, a distribution by the variable interest entities of $0.2 million were partially offset by funds received through the exercise of stock options totaling $0.1 million and the related tax benefit of $0.2 million.
     At September 30, 2006, we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	9 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$72,985	$3,526	$65,561	$1,611	$2,287
Estimated Interest Payments	17,445	4,645	12,379	324	97
Interest Rate Swap Payments	1,550	750	800	—	—
Interest Rate Swap Receipts	(2,093)	(1,013)	(1,080)	—	—
Operating Leases, Net of Intercompany Eliminations	11,474	1,416	3,823	4,087	2,148
Purchase Obligations	2,025	1,519	506	—	—

Total Obligations	$103,386	$10,843	$81,989	$6,022	$4,532

     Certain of these obligations are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at September 30, 2006 and June 30, 2006 consist primarily of customer deposits related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
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
     The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.4% as of September 30, 2006. As of September 30, 2006, availability under the revolving loan was approximately $26.4 million, with outstanding borrowings of approximately $63.2 million and outstanding letters of credit of approximately $0.4 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of September 30, 2006, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.1 million and demand notes payable of $2.4 million at September 30, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.4 million as of September 30, 2006. This mortgage debt carries various interest rates ranging from 4.3% to 7.8% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.
     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of September 30, 2006 was $1.3 million. Some of these notes are collateralized by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley’s credit facility.
     The schedule of maturities as of September 30, 2006 of our debt is as follows:

		Variable
		Interest
Fiscal year ending June 30,	Valley	Entities	Company
Remainder of 2007	$525,018	$3,000,585	$3,525,603
2008	$420,106	$847,987	$1,268,093
2009	$63,411,301	$881,453	$64,292,754
2010	$93,623	$825,508	$919,131
2011	$32,024	$659,604	$691,628
2012	$—	$517,215	$517,215
Thereafter	$—	$1,770,201	$1,770,201

Total	$64,482,072	$8,502,553	$72,984,625

     We enter into contractual agreements in the ordinary course of business to hedge exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk related to the counterparties is remote and any losses would not be significant.
     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of September 30, 2006, we had $25.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 4.0% versus a receive rate of 5.4% at September 30, 2006.
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
     In February 2005, the FASB issued Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds.” This statement clarifies the aggregation criteria of operating segments as defined in SFAS No. 131. This statement was effective for fiscal years ending after September 15, 2005. This statement resulted in Valley reporting four reportable segments for the year ended June 30, 2006. (See Note 11).

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was effective for Valley for the fiscal year ended June 30, 2007. The adoption of this statement did not require any material changes to our financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Valley National Gases, Inc. for the fiscal year ending June 30, 2009. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Valley National Gases, Inc.’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about Valley’s derivative financial instruments and other financial instruments at September 30, 2006 that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of					There		Fair
	2007	2008	2009	2010	2011	After	Total	Value
		(In Thousands)
Liabilities
Long term debt – Valley
Fixed rate	$525	$420	$236	$94	$32	$—	$1,307	$1,158
Average interest rate	5.84%	4.80%	3.16%	4.76%	5.96%
Variable rate			63,175				$63,175	$63,175
Average interest rate			6.37%
Long term debt — Variable Interest Entities mortgage debt
Fixed rate	$3,001	$848	$881	$826	$660	$2,287	$8,503	$6,938
Average interest rate	6.41%	7.05%	6.36%	6.39%	6.28%	5.97%
Interest rate swaps
Variable to fixed	$—	$—	$25,000	$—	$—	$—	$—	$315
Average pay rate	—	—	4.0%	—	—	—	—
Average receive rate	—	—	5.4%	—	—	—	—
Commitments Operating leases	$3,421	$4,495	$4,648	$4,806	$4,970	$5,138	$27,478
Intercompany elimination (1)	(2,005)	(2,616)	(2,704)	(2,797)	(2,892)	(2,990)	(16,004)

Company total	$1,416	$1,879	$1,944	$2,009	$2,078	$2,148	$11,474

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at September 30, 2006.

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

VALLEY NATIONAL GASES INCORPORATED

November 10, 2006	/s/ James P. Hart

James P. Hart
Chief Financial Officer and Duly Authorized Officer