Form 10-Q
period 2006-12-31
VALLEY NATIONAL GASES INC
filed 2007-02-09
CIK 1030715

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2007

Common stock, $0.001 par value	9,686,959

VALLEY NATIONAL GASES INCORPORATED

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2006
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,601,458	$1,511,734
Accounts receivable, net of allowance for doubtful accounts of $1,006,754 and $1,010,867, respectively	20,809,098	24,194,229
Inventory	12,910,680	15,214,598
Prepaids and other	1,705,700	1,970,846
Current deferred tax asset	2,466,329	2,800,659
Prepaid and refundable taxes	296,843	502,453

Total current assets	39,790,108	46,194,519

PROPERTY, PLANT AND EQUIPMENT:
Land	2,184,191	2,207,800
Buildings and improvements	23,581,309	24,336,907
Equipment	118,795,861	121,657,603
Transportation equipment	21,545,468	22,612,590
Furniture and fixtures	9,613,891	10,204,905

Total property, plant and equipment	175,720,720	181,019,805

Accumulated depreciation	(63,854,868)	(67,509,445)

Net property, plant and equipment	111,865,852	113,510,360

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,152,506 and $8,621,392, respectively	5,023,597	5,208,491
Goodwill	54,197,285	55,654,998
Deposits and other assets	531,770	313,832

Total other assets	59,752,652	61,177,321

TOTAL ASSETS	$211,408,612	$220,882,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2006
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,861,915	$3,853,677
Accounts payable	12,522,911	16,626,979
Accrued compensation and employee benefits	4,967,701	3,775,432
Other current liabilities	5,690,648	5,533,764

Total current liabilities	27,043,175	29,789,852

LONG-TERM DEBT, less current maturities	66,679,000	64,703,645
DEFERRED TAX LIABILITY	34,042,445	35,033,989
OTHER LONG-TERM LIABILITIES	2,861,058	3,306,015

Total liabilities	130,625,678	132,833,501

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	5,171,333	4,809,701

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share—Authorized, 30,000,000 shares; Issued and outstanding, 9,661,724 and 9,686,959 shares	9,662	9,687
Paid-in-capital	19,867,665	20,312,223
Retained earnings	55,434,415	62,754,865
Accumulated other comprehensive income	299,859	162,223

Total stockholders’ equity	75,611,601	83,238,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,408,612	$220,882,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2006

NET SALES	$56,418,116	$56,781,936
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	28,426,906	27,923,101
Operating, distribution and administrative	17,443,236	17,119,331
Depreciation	2,005,534	2,176,914
Amortization of intangibles	219,580	228,833
Merger-related costs	—	1,494,585
Gain on disposal of assets	(27,557)	(109,674)

Total costs and expenses	48,067,699	48,833,090

INCOME FROM OPERATIONS	8,350,417	7,948,846

INTEREST EXPENSE	1,181,615	1,047,527
OTHER INCOME, NET	(115,348)	(142,843)

EARNINGS BEFORE MINORITY INTEREST	7,284,150	7,044,162
MINORITY INTEREST	187,338	326,865

NET EARNINGS BEFORE TAXES	7,096,812	6,717,297
PROVISION FOR INCOME TAXES	2,706,102	2,646,490

NET EARNINGS	$4,390,710	$4,070,807

BASIC EARNINGS PER SHARE	$0.46	$0.42
DILUTED EARNINGS PER SHARE	$0.45	$0.41
WEIGHTED AVERAGE SHARES:
Basic	9,596,067	9,680,786
Diluted	9,752,787	9,840,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,
	2005	2006

NET SALES	$98,081,347	$107,392,677
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	48,378,808	52,898,341
Operating, distribution and administrative	32,880,477	34,000,297
Depreciation	3,797,916	4,212,391
Amortization of intangibles	458,437	468,886
Merger-related costs	—	1,494,585
Gain on disposal of assets	(65,015)	(101,617)

Total costs and expenses	85,450,623	92,972,883

INCOME FROM OPERATIONS	12,630,724	14,419,794

INTEREST EXPENSE	2,072,571	2,193,936
OTHER INCOME, NET	(320,541)	(322,131)

EARNINGS BEFORE MINORITY INTEREST	10,878,694	12,547,989
MINORITY INTEREST	444,479	484,631

NET EARNINGS BEFORE TAXES	10,434,215	12,063,358
PROVISION FOR INCOME TAXES	4,007,690	4,742,908

NET EARNINGS	$6,426,525	$7,320,450

BASIC EARNINGS PER SHARE	$0.67	$0.76
DILUTED EARNINGS PER SHARE	$0.66	$0.74
WEIGHTED AVERAGE SHARES:
Basic	9,586,274	9,674,125
Diluted	9,737,515	9,838,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended December 31, 2006

				Accumulated
				Other		Total
	Common Stock		Paid-in-	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
BALANCE, June 30, 2006	9,661,724	$9,662	$19,867,665	$299,859	$55,434,415	$75,611,601	$—
Net earnings	—	—	—	—	7,320,450	7,320,450	7,320,450
Exercise of stock options	25,235	25	151,966	—	—	151,991	—
Tax benefit from exercise of stock options	—	—	220,450	—	—	220,450	—
Non-cash stock compensation expense	—	—	72,142	—	—	72,142	—
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax provision of $91,757	—	—	—	(137,636)	—	(137,636)	(137,636)

BALANCE, December 31, 2006 (unaudited)	9,686,959	$9,687	$20,312,223	$162,223	$62,754,865	$83,238,998	$7,182,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VALLEY NATIONAL GASES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2005	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,666,878	$9,785,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	122,882	216,826
Purchases of property and equipment	(4,937,688)	(4,353,196)
Business acquisitions, net of cash acquired	(23,715,018)	(3,031,304)

Net cash used by investing activities	(28,529,824)	(7,167,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,914,568	36,234,348
Principal payments on borrowings	(27,607,858)	(38,467,941)
Proceeds from bank overdraft	100,992	—
Proceeds from exercise of stock options	273,977	151,991
Tax benefit from exercise of stock options	124,098	220,450
Variable interest entity distribution	(760,950)	(846,264)

Net cash provided (used) by financing activities	23,044,827	(2,707,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,181,881	(89,724)

CASH AND CASH EQUIVALENTS, beginning of period	$1,322,397	$1,601,458

CASH AND CASH EQUIVALENTS, end of period	$3,504,278	$1,511,734

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
     On November 14, 2006, the Company announced that they entered into a definitive agreement under which an investment vehicle affiliated with Caxton-Iseman Capital will acquire Valley in a merger transaction valued at approximately $312 million. The transaction value includes the acquisition of all of Valley’s outstanding shares for approximately $249 million, as well as the assumption of debt.
     Under the terms of the agreement, which was unanimously approved by the Board of Directors of Valley, public shareholders of Valley will receive $27.00 in cash for each share they own, which is equal to the closing price of Valley shares on November 13, 2006. The consideration that public shareholders will receive is $2.48 per share, or approximately 10%, more than the consideration that will be paid to Gary E. West, Chairman of the Board of Valley and the direct and indirect holder of approximately 72% of the company’s outstanding shares, who agreed to accept $24.52 in cash for each share he owns.
     During the six months ended December 31, 2006, the Company incurred expenses of $1.5 million related to the proposed merger of the Company to Caxton-Iseman Capital. These expenses relate to fees incurred from attorneys, financial advisors and accountants.

     The proxy related to the merger was mailed on January 26, 2007 to shareholders of record on January 22, 2007. A special meeting of shareholders will be held on Tuesday, February 27, 2007 where shareholders will be asked to approve and adopt the merger and merger agreement. The Board of Directors unanimously approved the merger agreement and recommends that shareholders vote favorably on the merger.
     The merger agreement obligates the Company to pay a termination fee of $9 million to Caxton-Iseman Capital if our Board withdraws its recommendation that our shareholders vote favorably on the merger and accepts a superior proposal.
     This transaction is expected to close in the first calendar quarter of 2007 and is subject to approval by Valley shareholders, completion of debt financing and customary closing conditions. Mr. West has agreed to vote his shares in favor of the transaction.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Certain of these accounting principles are more critical than others in gaining an understanding of the basis upon which the Company’s financial statements have been prepared. A comprehensive review of these policies is contained in Valley’s 2006 Annual Report on Form 10-K filed on September 28, 2006. There have been no significant changes in accounting policies or the application thereof during the first six months of fiscal 2007.
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
     The roll-forward of the allowance for doubtful accounts as of December 31 is as follows:

	2005	2006
Balance, June 30	$672,822	$1,006,754
Write-off of doubtful accounts	(178,732)	(91,196)
Provision for doubtful accounts	468,123	95,309

Balance, December 31	$962,213	$1,010,867

INVENTORY
     Inventory is carried at the lower of cost or market. Valley estimates reserves for product loss and obsolete inventory on a quarterly basis. Inventory amounts are removed from inventory on a first-in first-out basis.
     The components of inventory are as follows:

	June 30,	December 31,
	2006	2006
		(Unaudited)

Hard goods	$10,913,055	$12,515,107
Gases	2,345,903	3,541,257
Reserves	(348,278)	(841,766)

	$12,910,680	$15,214,598

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
SHIPPING AND HANDLING FEES AND DISTRIBUTION COSTS
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold. The majority of the costs associated with the distribution of the Company’s products, which include direct labor and overhead associated with filling, warehousing and delivery by Company vehicles, is reflected in operating, distribution and administrative expenses and amounted to $15,750,000 and $12,688,000 for the six months ended December 31, 2006 and 2005, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet amounted to $1,102,000 and $984,000 for the six months ended December 31, 2006 and 2005, respectively, and is included in depreciation expense.
     Third party freight costs relating to the delivery of products to customers totaled $325,647 and $309,984 for the six months ended December 2006 and 2005,

respectively, and were classified as operating, distribution and administrative expenses.
     The Company has classified cost of deliveries by its employees and vehicles as operating, distribution and administrative expense, which amounted to $11,564,000 and $9,381,000 for the six months ended December 2006 and 2005, respectively.
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
INCOME TAXES
     Income taxes are accounted for in accordance with the provisions of SFAS No, 109, “Accounting for Income Taxes”, under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the estimated tax rate at the date of reversal. These differences are classified as current or non-current based upon the classification of the related asset or liability. For temporary differences that are not related to an asset or liability, classification is based upon the expected reversal date of the temporary difference. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No valuation allowances were recorded for the deferred tax assets as of December 31, 2006 and June 30, 2006. The Company estimates and records additional tax expense based on uncertain tax positions taken by the Company within statutory limitations. This estimate is adjusted when tax audits are completed or when the statute of limitations expires on those recorded tax positions.
     During the quarter, the company expensed $1,494,585 of merger-related costs. Upon completion of the merger, certain of these expenses may not be tax-deductible during the current period or in future years. This would result in an increase to our provision for income taxes and taxes payable.
SEGMENTS
     On June 30, 2006, Valley adopted the Emerging Issues Task Force (EITF) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds”. The adoption resulted in Valley refining its aggregate of operating segments, as defined in SFAS No. 131 into four reportable segments: Hard Goods, Packaged Gases, Propane and Variable Interest Entities. Hard goods consist of welding supplies and equipment, safety products, and MRO supplies. Packaged gas sales include industrial, medical and specialty gases such as: nitrogen, oxygen, argon, helium, acetylene, carbon dioxide, nitrous oxide, hydrogen, welding gases, ultra high purity grades and special application blends. The propane segment consists of the packaging and distribution of propane gas to residential, commercial and industrial customers. Cylinder rent is derived from cylinders, cryogenic liquid containers, bulk storage tanks and tube trailers and is included in either industrial gases or propane, depending on gas provided. Segment information for the second quarter of fiscal 2005 was restated to conform to our current segment reporting requirement.
     Effective with the adoption of FIN 46R and the required consolidation of certain variable interest entities effective March 31, 2004 (See Note 1), Valley has a Variable Interest Entities Segment. Since the variable interest entities are distinct businesses, the financial information for this segment is maintained and managed separately. The results of operations and assets for this segment is derived from each company’s financial reporting system. All intercompany activity is eliminated in consolidation.
     The Variable Interest Entities reportable segment, including West Rentals, Inc., G.E.W. Real Estate LLC, RealEquip-Lease LLC, Acetylene Products Corporation and Plymouth Holding LLC, primarily purchases, develops, sells and/or leases real estate (See Note 10).
NEW ACCOUNTING STANDARDS
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 is not expected to have a material impact on Valley National Gases, Inc. consolidated financial statements.
     Effective June 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Under this standard, the Company recognized additional liabilities, at fair value, of approximately $954,000 for conditional asset retirement obligations (AROs), consisting primarily of costs associated with cylinder and bulk tank disposal and asbestos removal. These costs reflect the legal obligations associated with the normal operation of the Company. Additionally, the Company capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At June 30, 2006, the Company increased the following: net properties, plants, and equipment by $449,000, net deferred tax assets by $202,000 and liabilities by $954,000. The impact was not material in 2007.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Valley on July 1, 2007. Management has determined that the adoption of FIN 48 will not have a material impact on Valley’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Valley National Gases, Inc. on July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company will utilize SFAS 157 when measuring fair value when the standard becomes effective.
SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
	December 31,
	2005	2006
Non-cash financing activity and investing activity __
Fixed asset purchases in accounts payable	270,656	486,023
Dividend payable	961,377	___
Non-cash adjustment to goodwill	570,221	___
RECLASSIFICATIONS
     Certain reclassifications have been made to prior year amounts to conform with the current year presentation. These reclassifications had no effect on reported net earnings.
4. ACQUISITIONS:
     Valley acquires businesses engaged in the distribution of industrial, medical and specialty gases, related welding supplies and accessories and propane. Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in Valley’s consolidated financial statements since the effective dates of the respective acquisitions. Valley allocates the purchase price based upon the fair value at the date of acquisition in accordance with SFAS No. 141, “Business Combinations”. Any contingencies are recorded when probable and quantifiable.
     On September 1, 2006, Valley acquired Industrial Air Products Corporation, a distributor of packaged industrial gases and welding supplies from two locations in Florida. Valley acquired all of the common stock of Industrial Air Products for a purchase price of approximately $3.0 million.
     The following table summarizes the preliminary allocation of the total purchase price to the fair values of the assets acquired and liabilities assumed as of December 31, 2006 (in thousands):

Cash and cash equivalents	$125
Accounts receivable	229
Inventory	385
Other current assets	4
Fixed assets including cylinders, bulk tanks and other equipment	1,216
Non-compete agreements	250
Customer relationships	405
Goodwill	1,458
Accounts payable	(23)
Accrued compensation	(10)
Other liabilities	(67)
Deferred income taxes	(566)
Non-compete agreement	(250)

Net assets acquired	3,156
Cash acquired	(125)

Total purchase price	$3,031

     The fixed assets acquired were assigned useful lives consistent with Valley’s previously owned assets while customer relationships were assigned a useful life of 15 years and will be amortized on a straight-line basis. As this acquisition was completed in the current fiscal year, the purchase price allocations are estimated and subject to change, as well as post-closing adjustments which are expected to occur in the third quarter of fiscal 2007. None of the goodwill acquired will be deductible for tax purposes.
     The following summarized unaudited pro forma results of operations for the six months ended December 31, 2006 and 2005, illustrate the estimated effects of the Reynolds acquisition on November 1, 2005, United Propane acquisition on December 1, 2005 and Industrial Air Products on September 1, 2006, as if the transactions were consummated as of the beginning of each fiscal year. These pro forma results have been prepared for comparable purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of each fiscal year, or of results which may occur in the future.

	Six Months Ended
	December 31,
	2006	2005
Net sales	$107,853,000	$107,727,000
Net earnings before income taxes	12,064,000	11,421,000
Pro forma net earnings	7,321,000	7,377,000
Pro forma diluted earnings per share	$0.74	$0.76
5. GOODWILL AND INTANGIBLE ASSETS:
     On July 1, 2001, Valley adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and other intangible assets with indefinite lives are not amortized. Each year, Valley evaluates the intangible assets for impairment with any resulting impairment reflected as an operating expense. Valley’s intangible assets, other than goodwill, consist of noncompete agreements and consulting agreements for which Valley has assigned definite lives equal to the terms of the agreements. Valley’s customer relationships have been assigned an amortization period of 15 years based on the estimated average customer lives. As of June 30, 2006 and December 30, 2006, Valley’s noncompete agreements, consulting agreements and customer relationships are summarized as follows:

		Accumulated		Accumulated
	Gross	Amortization		Amortization	Weighted
	Amount	as of	Gross Amount as of	as of	Average
	as of	June 30,	December 31, 2006	December 31, 2006	Amortization Period
	June 30, 2006	2006	(unaudited)	(unaudited)	(years)
Non-competition agreements	$8,816,980	$7,791,134	$9,066,980	$8,044,702	7.1
Consulting agreements	150,000	120,833	150,000	145,833	3.0
Customer relationships	4,209,123	240,539	4,612,903	430,857	15.0

Total	$13,176,103	$8,152,506	$13,829,883	$8,621,392

     Amortization expense for the six months ended December 31, 2006 and 2005 totaled $468,886 and $458,437, respectively. Estimated amortization expense for the remainder of fiscal 2007 as of December 31, 2006 and the next five fiscal years is summarized as follows:

Fiscal year Ending June 30,
Remainder of 2007	$389,631
2008	$733,845
2009	$358,464
2010	$228,593
2011	$215,482
2012	$197,127

     The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows:

Balance as of June 30, 2006	$54,197,285
Goodwill acquired	1,457,713

Balance as of December 31, 2006	$55,654,998

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2006	2005	2006

Net earnings available for common stock	$4,390,710	$4,070,807	$6,426,525	$7,320,450

Basic earnings per common share:
Weighted average common shares	9,596,067	9,680,786	9,586,274	9,674,125

Basic earnings per common share	$0.46	$0.42	$0.67	$0.76

Diluted earnings per common share:
Weighted average common shares	9,596,067	9,680,786	9,586,274	9,674,125

Shares issuable from assumed conversion of common stock equivalents	156,720	160,144	151,241	163,911

Weighted average common and common equivalent shares	9,752,787	9,840,930	9,737,515	9,838,036

Diluted earnings per common share	$0.45	$0.41	$0.66	$0.74

     All options to purchase shares of common stock during the three and six months ended December 31, 2006 and 2005 were included in the computation of diluted earnings per common share as the options’ exercise price was less than the average market price of the common stock for the respective periods. The weighted average common and common equivalent shares outstanding were calculated in accordance with SFAS 123R.
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

     Minimum future rental payments under non-cancelable operating leases, including consideration of expected renewals at estimated payment amounts based on average increases over the last three years, for the remainder of fiscal year 2007 and each of the next five fiscal years are as follows:

Fiscal year ending				Elimination	Final
June 30,	Real Estate	Equipment	Subtotal	(1)	Total
Remainder of 2007	$2,281,287	$28,684	$2,309,971	$1,340,880	$969,091
2008	4,554,384	—	4,554,384	2,624,393	1,929,991
2009	4,709,233	—	4,709,233	2,713,622	1,995,611
2010	4,869,347	—	4,869,347	2,805,885	2,063,462
2011	5,034,905	—	5,034,905	2,901,285	2,133,620
Thereafter	5,206,092	—	5,206,092	2,999,929	2,206,163

Totals	$26,655,248	$28,684	$26,683,932	$15,385,994	$11,297,938

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities”.
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
     The following summarizes the activity under the 1997 Plan:

	Number of	Range of	Weighted Average
	Shares	Exercise Price	Exercise Price
Outstanding, June 30, 2006	277,735	$3.125 - $21.280	$9.39
Granted	—	—	—
Exercised	25,235	$3.125 - $8.00	$6.23
Cancelled	—	—	—

Outstanding, December 31, 2006	252,500	$3.125 - $21.280	$9.73

		Weighted
	Number of	Average
	Shares	Exercise Price
Options Exercisable at:
December 31, 2006	137,500	$7.20
     The following table summarizes the status of the stock options outstanding and exercisable at December 31, 2006:

As of December 31, 2006
Stock Options Outstanding			Stock Options Exercisable
		Weighted Average	Weighted
	Shares Underlying	Remaining	Average	Shares Underlying
Exercise Price	Options Outstanding	Contractual Life	Exercise Price	Options Outstanding
$3.125	10,000	3.3	$3.125	10,000
3.750	8,000	4.3	3.750	8,000
5.625	4,000	2.3	5.625	4,000
6.850	15,000	5.3	6.850	15,000
8.000	150,500	6.1	8.000	100,500
16.000	60,000	8.3	—	—
21.280	5,000	9.3	—	—

$9.579	252,500	6.3	$7.204	137,500
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
     During the six months ended December 31, 2006 and 2005, the Company recorded approximately $72,000 and $98,000, respectively, as compensation expense related to stock options. No options were granted or modified during the current or prior year quarters ended December 31, 2006 and 2005. Unrecognized compensation expense amounted to approximately $139,000 at December 31, 2006, of which approximately $61,000 is expected to be recorded during fiscal year 2007. Total stock compensation expense in fiscal year 2007 could vary based upon future grants.
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
     On November 14, 2006, the Company announced that they entered into a definitive agreement under which an investment vehicle affiliated with Caxton-Iseman Capital will acquire Valley in a merger transaction valued at approximately $312 million. The transaction value includes the acquisition of all of Valley’s outstanding shares for approximately $249 million, as well as the assumption of debt.
     Under the terms of the agreement, which was unanimously approved by the Board of Directors of Valley, public shareholders of Valley will receive $27.00 in cash for each share they own, which is equal to the closing price of Valley shares on November 13, 2006. The consideration that public shareholders will receive is $2.48 per share, or approximately 10%, more than the consideration that will be paid to Gary E. West, Chairman of the Board of Valley and the direct and indirect holder of approximately 72% of the company’s outstanding shares, who agreed to accept $24.52 in cash for each share he owns.
     The proxy related to the merger was mailed on January 26, 2007 to shareholders of record on January 22, 2007. A special meeting of shareholders will be held on Tuesday, February 27, 2007 where shareholders will be asked to approve and adopt the merger and merger agreement. The Board of Directors unanimously approved the merger agreement and recommends that shareholders vote favorably on the merger.
     The merger agreement obligates the Company to pay a termination fee of $9 million to Caxton-Iseman Capital if our Board withdraws its recommendation that our shareholders vote favorably on the merger and accepts a superior proposal.
     This transaction is expected to close in the first quarter of 2007 and is subject to approval by Valley shareholders, completion of debt financing and customary closing conditions. Mr. West has agreed to vote his shares in favor of the transaction.
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
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.3 million and demand notes payable of $2.6 million at December 31, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.7 million as of December 31, 2006. This mortgage debt carries various interest rates ranging from 6.8% to 7.8% and various maturities from 2007 to 2017. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.
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
     The following table shows the consolidating balance sheet of the Company at December 31, 2006:

	As of December 31, 2006
	(unaudited)
		Variable Interest
	Valley	Entities	Eliminations	Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773,946	$737,788	$—	$1,511,734
Accounts receivable, net of allowance for doubtful accounts of $1,010,867	24,066,700	277,110	(149,581)	24,194,229
Inventory	15,214,598	—	—	15,214,598
Prepaids and other	1,958,281	12,565	—	1,970,846
Current deferred tax asset	2,800,659	—	—	2,800,659
Prepaid and refundable taxes	502,453	—	—	502,453

Total current assets	45,316,637	1,027,463	(149,581)	46,194,519

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,032,800	—	2,207,800
Buildings and improvements	9,506,341	14,830,566	—	24,336,907
Equipment	120,234,608	1,422,995	—	121,657,603
Transportation equipment	22,439,341	173,249	—	22,612,590
Furniture and fixtures	10,016,925	187,980	—	10,204,905

Total property, plant and equipment	162,372,215	18,647,590	—	181,019,805

Accumulated depreciation	(62,094,722)	(5,414,723)	—	(67,509,445)

	As of December 31, 2006
	(unaudited)
		Variable Interest
	Valley	Entities	Eliminations	Company
Net property, plant and equipment	100,277,493	13,232,867	—	113,510,360

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,621,392	5,208,491	—	—	5,208,491
Goodwill	55,654,998	—	—	55,654,998
Deposits and other assets	292,872	20,960	—	313,832

Total other assets	61,156,361	20,960	—	61,177,321

TOTAL ASSETS	$206,750,491	$14,281,290	$(149,581)	$220,882,200

	As of December 31, 2006
	(unaudited)
		Variable Interest
	Valley	Entities	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$484,514	$3,369,163	$—	$3,853,677
Accounts payable	16,271,864	355,115	—	16,626,979
Accrued compensation and employee benefits	3,775,432	—	—	3,775,432
Other current liabilities	5,491,814	191,531	(149,581)	5,533,764

Total current liabilities	26,023,624	3,915,809	(149,581)	29,789,852

LONG-TERM DEBT, less current maturities	59,147,865	5,555,780	—	64,703,645
DEFERRED TAX LIABILITY	35,033,989	—	—	35,033,989
OTHER LONG-TERM LIABILITIES	3,306,015	—	—	3,306,015

Total liabilities	123,511,493	9,471,589	(149,581)	132,833,501

MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	4,809,701	4,809,701

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 per share-
Authorized, 30,000,000 shares; Issued and outstanding, 9,686,959 shares	9,687	3,800	(3,800)	9,687
Paid-in-capital	20,312,223	335,985	(335,985)	20,312,223
Retained earnings	62,754,865	4,469,916	(4,469,916)	62,754,865
Accumulated other comprehensive income	162,223	—	—	162,223

Total stockholders’ equity	83,238,998	4,809,701	(4,809,701)	83,238,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,750,491	$14,281,290	$(149,581)	$220,882,200

     The following table shows the consolidating balance sheet of the Company at June 30, 2006:

	As of June 30, 2006
		Variable Interest
	Valley	Entities	Eliminations	Company
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$558,599	$1,042,859	$—	$1,601,458
Accounts receivable, net of allowance for doubtful accounts of $1,006,754	20,676,689	281,990	(149,581)	20,809,098
Inventory	12,910,680	—	—	12,910,680
Prepaids and other current assets	1,695,700	10,000	—	1,705,700
Current deferred tax asset	2,466,329	—	—	2,466,329
Prepaid and refundable taxes	296,843	—	—	296,843

Total current assets	38,604,840	1,334,849	(149,581)	39,790,108

PROPERTY, PLANT AND EQUIPMENT:
Land	175,000	2,009,191	—	2,184,191
Buildings and improvements	9,161,331	14,419,978	—	23,581,309
Equipment	117,395,829	1,400,032	—	118,795,861
Transportation equipment	21,372,219	173,249	—	21,545,468
Furniture and fixtures	9,428,384	185,507	—	9,613,891

Total property, plant and equipment	157,532,763	18,187,957	—	175,720,720

Accumulated depreciation	(58,654,352)	(5,200,516)	—	(63,854,868)

Net property, plant and equipment	98,878,411	12,987,441	—	111,865,852

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $8,152,506	5,022,376	1,221	—	5,023,597
Goodwill	54,197,285	—	—	54,197,285
Deposits and other assets	511,987	19,783	—	531,770

Total other assets	59,731,648	21,004	—	59,752,652

TOTAL ASSETS	$197,214,899	$14,343,294	$(149,581)	$211,408,612

	As of June 30, 2006
		Variable
		Interest
	Valley	Entities	Eliminations	Company
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$647,832	$3,214,083	$—	$3,861,915
Accounts payable	12,189,031	333,880	—	12,522,911
Accrued compensation and employee benefits	4,967,701	—	—	4,967,701
Other current liabilities	5,690,603	149,626	(149,581)	5,690,648

Total current liabilities	23,495,167	3,697,589	(149,581)	27,043,175

LONG-TERM DEBT, less current maturities	61,204,628	5,474,372	—	66,679,000
DEFERRED TAX LIABILITY	34,042,445	—	—	34,042,445
OTHER LONG-TERM LIABILITIES	2,861,058	—	—	2,861,058

Total liabilities	121,603,298	9,171,961	(149,581)	130,625,678

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN VARIABLE INTEREST ENTITIES	—	—	5,171,333	5,171,333

STOCKHOLDERS’ EQUITY:
Common stock, par value, $.001 Per share- Authorized, 30,000,000 shares; Issued and outstanding, 9,661,724 shares	9,662	3,800	(3,800)	9,662
Paid-in-capital	19,867,665	335,985	(335,985)	19,867,665
Retained earnings	55,434,415	4,831,548	(4,831,548)	55,434,415
Accumulated other comprehensive Income	299,859	—	—	299,859

Total stockholders’ equity	75,611,601	5,171,333	(5,171,333)	75,611,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,214,899	$14,343,294	$(149,581)	$211,408,612

     The following table shows the consolidating income statement of the Company for the six months ended December 31, 2006 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$107,392,677	$1,303,791	$(1,303,791)	$107,392,677
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	52,898,341	—	—	52,898,341
Operating, distribution and administrative	34,777,138	526,950	(1,303,791)	34,000,297
Depreciation	3,935,529	276,862	—	4,212,391
Amortization of intangibles	468,886	—	—	468,886
Merger-related costs	1,494,585	—	—	1,494,585
Gain on disposal of assets	(6,713)	(94,904)	—	(101,617)

Total costs and expenses	93,567,766	708,908	(1,303,791)	92,972,883

INCOME FROM OPERATIONS	13,824,911	594,883	—	14,419,794

INTEREST EXPENSE	1,909,062	284,874	—	2,193,936
OTHER INCOME, NET	(147,509)	(174,622)	—	(322,131)

EARNINGS BEFORE MINORITY INTEREST	12,063,358	484,631	—	12,547,989
MINORITY INTEREST	—	484,631	—	484,631

NET EARNINGS BEFORE TAXES	12,063,358	—	—	12,063,358
PROVISION FOR INCOME TAXES	4,742,908	—	—	4,742,908

NET EARNINGS	$7,320,450	$—	$—	$7,320,450

     The following table shows the consolidating income statement of the Company for the six months ended December 31, 2005 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$98,081,347	$1,187,890	$(1,187,890)	$98,081,347
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	48,378,808	—	—	48,378,808
Operating, distribution and administrative	33,647,716	420,651	(1,187,890)	32,880,477
Depreciation	3,507,919	289,997	—	3,797,916
Amortization of intangibles	458,437	—	—	458,437
Gain on disposal of assets	(36,332)	(28,683)	—	(65,015)

Total costs and expenses	85,956,548	681,965	(1,187,890)	85,450,623

INCOME FROM OPERATIONS	12,124,799	505,925	—	12,630,724

INTEREST EXPENSE	1,898,323	174,248	—	2,072,571
OTHER INCOME, NET	(207,739)	(112,802)	—	(320,541)

EARNINGS BEFORE MINORITY INTEREST	10,434,215	444,479	—	10,878,694
MINORITY INTEREST	—	444,479	—	444,479

NET EARNINGS BEFORE TAXES	10,434,215	—	—	10,434,215
PROVISION FOR INCOME TAXES	4,007,690	—	—	4,007,690

NET EARNINGS	$6,426,525	$—	$—	$6,426,525

     The following table shows the consolidating income statement of the Company for the three months ended December 31, 2006 (unaudited):

		Variable
		Interest
	Valley	Entities	Eliminations	Company
NET SALES	$56,781,936	$656,995	$(656,995)	$56,781,936

COSTS AND EXPENSES
Cost of products sold, excluding depreciation	27,923,101	—	—	27,923,101
Operating, distribution and administrative	17,586,032	190,294	(656,995)	17,119,331
Depreciation	2,037,546	139,368	—	2,176,914
Amortization of intangibles	228,833	—	—	228,833
Merger-related costs	1,494,585	—	—	1,494,585
Gain on disposal of assets	(14,770)	(94,904)	—	(109,674)

Total costs and expenses	49,255,327	234,758	(656,995)	48,833,090

INCOME FROM OPERATIONS	7,526,609	422,237	—	7,948,846

INTEREST EXPENSE	888,562	158,965	—	1,047,527
OTHER INCOME, NET	(79,250)	(63,593)	—	(142,843)

EARNINGS BEFORE MINORITY INTEREST	6,717,297	326,865	—	7,044,162
MINORITY INTEREST	—	326,865	—	326,865

NET EARNINGS BEFORE TAXES	6,717,297	—	—	6,717,297
PROVISION FOR INCOME TAXES	2,646,490	—	—	2,646,490

NET EARNINGS	$4,070,807	—	—	$4,070,807

     The following table shows the consolidating income statement of the Company for the three months ended December 31, 2005 (unaudited):

		Variable
		Interest
	Valley	Entities
	Segment	Segment	Eliminations	Company
NET SALES	$56,418,116	$600,896	$(600,896)	$56,418,116
COSTS AND EXPENSES
Cost of products sold, excluding depreciation	28,426,906	—	—	28,426,906
Operating, distribution and administrative	17,845,061	199,071	(600,896)	17,443,236
Depreciation	1,854,519	151,015	—	2,005,534
Amortization of intangibles	219,580	—	—	219,580
Gain on disposal of assets	(27,557)	—	—	(27,557)

Total costs and expenses	48,318,509	350,086	(600,896)	48,067,699

INCOME FROM OPERATIONS	8,099,607	250,810	—	8,350,417

INTEREST EXPENSE	1,081,301	100,314	—	1,181,615
OTHER INCOME, NET	(78,506)	(36,842)	—	(115,348)

EARNINGS BEFORE MINORITY INTEREST	7,096,812	187,338	—	7,284,150
MINORITY INTEREST	—	187,338	—	187,338

NET EARNINGS BEFORE TAXES	7,096,812	—	—	7,096,812
PROVISION FOR INCOME TAXES	2,706,102	—	—	2,706,102

NET EARNINGS	$4,390,710	—	—	$4,390,710

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

	Six Months Ended December 31, 2006
	(In Thousands)
		Packaged
	Hard Goods	Gases	Propane	VIE’s	Unallocated		Eliminations	Combined
Sales	$44,121	$38,306	$24,966	$1,304	$	___	$(1,304)	$107,393
Cost of products sold	29,226	9,323	14,349	___		___	___	52,898

Gross profit	14,895	28,983	10,617	1,304		___	(1,304)	54,495

Operating, distribution, and administrative expenses				527		34,778	(1,304)	34,001
Depreciation expense				277		3,935		4,212
Amortization expense				___		469		469
Merger-related costs				___		1,495		1,495
Gain on sale of assets				(95)		(7)		(102)
Interest expense				285		1,909		2,194
Other income, net				174		148		322
Minority interest				485		___		485

Net earnings before taxes								12,063

	Six Months Ended December 31, 2005 (1)
	(In Thousands)
		Packaged
	Hard Goods	Gases	Propane	VIE’s	Unallocated		Eliminations	Combined
Sales	$37,911	$32,831	$27,339	$1,188	$	___	$(1,188)	$98,081
Cost of products sold	24,851	7,856	15,672	___		___	___	48,379

Gross profit	13,060	24,975	11,667	1,188		___	(1,188)	49,702

Operating, distribution, and administrative expenses				421		33,648	(1,188)	32,881
Depreciation expense				290		3,508		3,798
Amortization expense				___		458		458
Gain on sale of assets				(29)		(36)		(65)
Interest expense				174		1,899		2,073
Other income, net				113		208		321
Minority interest				444		___		444

Net earnings before taxes								10,434

	Three Months Ended December 31, 2006
	(In Thousands)
		Packaged
	Hard Goods	Gases	Propane	VIE’s	Unallocated		Eliminations	Combined
Sales	$21,998	$18,991	$15,793	$657	$	___	$(657)	$56,782
Cost of products sold	14,275	4,625	9,023	___		___	___	27,923

Gross profit	7,723	14,366	6,770	657		___	(657)	28,859

Operating, distribution, and administrative expenses				190		17,586	(657)	17,119
Depreciation expense				139		2,038		2,177
Amortization expense				___		229		229
Merger-related costs				___		1,495		1,495
Gain on sale of assets				(95)		(15)		(110)
Interest expense				159		889		1,048
Other income, net				64		79		143
Minority interest				327		___		327

Net earnings before taxes								6,717

	Three Months Ended December 31, 2005 (1)
	(In Thousands)
		Packaged
	Hard Goods	Gases	Propane	VIE’s	Unallocated		Eliminations	Combined
Sales	$20,146	$17,333	$18,939	$601	$	___	$(601)	$56,418
Cost of products sold	13,362	4,240	10,825	___		___	___	28,427

Gross profit	6,784	13,093	8,114	601		___	(601)	27,991

Operating, distribution, and administrative expenses				199		17,844	(601)	17,442
Depreciation expense				151		1,855		2,006
Amortization expense				___		220		220
Gain on sale of assets				___		(28)		(28)
Interest expense				100		1,082		1,182
Other income, net				37		78		115
Minority interest				187		___		187

Net earnings before taxes								7,097

(1)	The six and three months ended December 31, 2005 were restated to conform to our current segment reporting requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
CRITICAL ACCOUNTING POLICIES
     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts we report in our consolidated financial statements and accompanying notes included herein. We describe the significant accounting policies and methods that we use to prepare our consolidated financial statements in Note 3. The most critical accounting matters in which we use estimates include our determination of the net carrying value of our trade receivables, inventories, goodwill, other intangible assets and employee health care benefit reserves. If our estimates have to be revised, we may be required to adjust the carrying value of these assets, affecting our results of operations during the period when the adjustment is recorded, and affecting our net assets and equity. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
     TRADE RECEIVABLES
     We estimate the collectability of our trade receivables. We have established an allowance for doubtful accounts to adjust the carrying value of trade receivables to fair value based on the amount of trade receivables that we estimate are uncollectible. We establish the allowance for doubtful accounts based on our historical experience, economic trends and our knowledge of significant accounts. Although we believe that the allowance for doubtful accounts as of December 31, 2006 is adequate, if a significant customer refuses to pay a large account, or if economic conditions cause a class of customers to be unable to pay accounts, we might be required to increase the provision for doubtful accounts, affecting our income.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of products sold, excluding depreciation	49.2	50.4	49.3	49.3
Operating, distribution and administrative	30.2	30.8	31.7	33.5
Depreciation	3.8	3.6	3.9	3.8
Amortization of intangibles	0.4	0.4	0.4	0.5
Merger-related costs	2.6	—	1.4	—

Total costs and expenses	86.2	85.2	86.7	87.1

Income from operations	13.8	14.8	13.3	12.9

Interest expense	1.8	2.1	2.0	2.1
Other income, net	0.5	0.3	0.4	0.4

Earnings before minority interest	12.5	13.0	11.7	11.2
Minority interest	0.6	0.3	0.5	0.5

Net earnings before taxes	11.9	12.7	11.2	10.7
Provision for income taxes	4.7	4.8	4.4	4.1

Net earnings	7.2%	7.9%	6.8%	6.6%

Comparison of Three Months Ended December 31, 2006 and 2005
     Our net sales increased $0.4 million, or 0.6%, to $56.8 million for the three months ended December 31, 2006 from $56.4 million for the three months ended December 31, 2005. Acquisitions made during the preceding twelve months contributed $1.2 million of the increase in net sales, while same-store sales decreased $0.8 million, or 1.6%. Packaged gases and cylinder rental revenue represented 37.4% of net sales for the three months ended December 31, 2006 and hard goods represented 36.7% of net sales, with total revenue from our packaged gas business representing 74.1% of net sales. In comparison, packaged gases and cylinder rental revenue represented 34.4% of net sales for the three months ended December 31, 2005 and hard goods represented 34.1% of net sales, with total revenue from our packaged gas business representing 68.5% of net sales. Sales of hard goods increased $1.6 million, or 8.2%, from the three months ended December 31, 2005 to the three months ended December 31, 2006, reflecting the impact of acquisitions totaling $0.4 million and increased demand from the improved economy. Packaged gases and cylinder rent increased $1.8 million, or 9.5%, reflecting the impact of acquisitions totaling $0.4 million with the remainder of the increase of $1.4 million related to same store sales. Propane sales represented 25.9% of net sales in the three months ended December 31, 2006 compared to 31.5% of net sales in the three months ended December 31, 2005. Propane sales decreased $3.1 million, or 17.2%, in the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due primarily to volume decrease of 15.3%. This decrease was the result of warmer weather for the three months ended December 31, 2006 compared to the prior period which included approximately 3.1% related to acquisitions made during the current period.
     Our cost of products sold decreased $0.5 million, or 1.8%, to $27.9 million for the three months ended December 31, 2006 compared to $28.4 million for the three months ended December 31, 2005. Acquisitions made during the last twelve months contributed $0.6 million of the change while same-store cost of products sold decreased $1.1 million. Cost of products sold as a percentage of net sales decreased to 49.2% for the three months ended December 31, 2006 from 50.4% for the second quarter 2006. This decrease in cost of products sold as a percentage of sales is primarily the result of decreased propane volume, partially offset by increased sale prices.
     Operating, distribution and administrative expenses decreased $0.3 million, or 1.9%, to $17.1 million in the three months ended December 31, 2006 compared to $17.4 million in the three months ended December 31, 2005. Of this decrease, $0.4 million was related to acquired businesses while base business expenses decreased $0.7 million. Operating, distribution and administrative expenses increased as distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in bad debt expense. During the current quarter, the Company recorded approximately $36,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $61,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants, exercises and other factors. Operating, distribution and administrative expenses as a percentage of sales were 30.2% for the three months ended December 31, 2006 compared to 30.8% for the three months ended December 31, 2005.
     Depreciation expense increased $0.2 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and acquisitions offset by assets that became fully depreciated.
     Amortization of intangibles remained the same at $0.2 million for the three months ended December 31, 2006 and December 31, 2005 as a result of intangible assets that became fully amortized.
     During the three months ended December 31, 2006, the Company incurred expenses of approximately $1.5 million related to the proposed merger of the Company to Caxton-Iseman Capital.
     Interest expense decreased $0.1 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Higher outstanding debt balances and higher current interest rates were offset by the expiration of certain swap agreements that had fixed rates that were higher than current interest rates.

     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the three months ended December 31, 2006 increased to 39.4% compared to 38.1% in the three months ended December 31, 2005 due to higher taxable income.
     For the reasons stated above, our net income decreased $0.3 million, or 7.3%, to $4.1 million for the three months ended December 31, 2006 compared to $4.4 million for the three months ended December 31, 2005. Fully diluted earnings per share decreased to $0.41 for the first quarter 2006 compared to $0.45 for the three months ended December 31, 2005.
Comparison of Six Months Ended December 31, 2006 and 2005
     Our net sales increased $9.3 million, or 9.5%, to $107.4 million for the six months ended December 31, 2006 from $98.1 million for the six months ended December 31, 2005. Acquisitions made during the preceding twelve months contributed $7.6 million of the increase in net sales, while same-store sales increased $1.7 million, or 1.7%. Packaged gases and cylinder rental revenue represented 39.7% of net sales for the six months ended December 31, 2006 and hard goods represented 38.8% of net sales, with total revenue from our packaged gas business representing 78.5% of net sales. In comparison, packaged gases and cylinder rental revenue represented 37.4% of net sales for the six months ended December 31, 2005 and hard goods represented 36.6% of net sales, with total revenue from our packaged gas business representing 74.0% of net sales. Sales of hard goods increased $5.8 million, or 16.1%, from the six months ended December 31, 2005 to the six months ended December 31, 2006, reflecting the impact of acquisitions totaling $3.5 million, increased demand from the improved economy. Packaged gases and cylinder rent increased $5.9 million, or 16.1%, reflecting the impact of acquisitions totaling $3.4 million with the remainder of the increase of $2.5 million related to same store sales. Propane sales represented 21.5% of net sales in the six months ended December 31, 2006 compared to 26.0% of net sales in the six months ended December 31, 2005. Propane sales decreased $2.4 million, or 9.4%, in the six months ended December 31, 2006 compared to the 2005 period. Propane volume decreased 13.3% resulting from warmer weather for the six months compared to the prior period which included approximately 3.1% related to acquisitions made during the current period.
     Our cost of products sold increased $4.5 million, or 9.3%, to $52.9 million for the six months ended December 31, 2006 compared to $48.4 million for the six months ended December 31, 2005. Acquisitions made during the last twelve months contributed $4.1 million of the change while same-store cost of products sold increased $0.4 million. Cost of products sold as a percentage of net sales for the six months ended December 31, 2006 and December 31, 2005 remained the same at 49.3%.
     Operating, distribution and administrative expenses increased $1.1 million, or 3.4%, to $34.0 million in the six months ended December 31, 2006 compared to $32.9 million in the 2005 period. Of this increase, $2.4 million was related to acquired businesses while base business expenses decreased $1.3 million. Operating, distribution and administrative expenses increased as distribution and delivery costs resulting from higher fuel and vehicle repair costs and increased professional expenses were offset by reductions in bad debt expense. During the current six months, the Company recorded approximately $72,000 as compensation expenses related to stock options under SFAS No 123R, and anticipates $61,000 to be recorded during the balance of this fiscal year although this is subject to change due to future option grants and other factors. Operating, distribution and administrative expenses as a percentage of sales were 31.7% for the six months ended December 31, 2006 compared to 33.5% for the six months ended December 31, 2005.
     Depreciation expense increased $0.4 million reflecting depreciation related to the variable interest entities and increased depreciation resulting from capital expenditures and acquisitions offset by assets that became fully depreciated.

     Amortization of intangibles remained the same at $0.5 million in the six months ended December 31, 2006 and December 31, 2005 as a result of intangible assets that became fully amortized.
     During the six months ended December 31, 2006, the Company incurred expenses of approximately $1.5 million related to the proposed merger of the Company to Caxton-Iseman Capital.
     Interest expense increased $0.1 million, or 5.9%, to $2.2 million for the six months ended December 31, 2006 compared to $2.1 million in the six months ended December 31, 2005.
     Minority interest earnings reflect the elimination of net pre-tax income earned by the variable interest entities. The amount eliminated is primarily related to operating expense as disclosed above, partially offset by expenses incurred by the entities.
     Our effective tax rate in the six months ended December 31, 2006 increased to 39.3% compared to 38.4% in the six months ended December 31, 2005 due to higher taxable income.
     For the reasons stated above, our net income increased $0.9 million, or 13.9%, to $7.3 million for the six months ended December 31, 2006 compared to $6.4 million for the six months ended December 31, 2005. Fully diluted earnings per share increased to $0.74 for the six months ended December 31, 2006 compared to $0.66 for the six months ended December 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have financed our operations, capital expenditures and debt service with funds provided from operating activities. Acquisitions have been financed by a combination of seller financing, bank borrowings and funds generated from operations.
     At December 31, 2006, we had working capital of approximately $16.4 million, as compared to $12.7 million as of June 30, 2006, reflecting primarily an increase in accounts receivable and inventory levels resulting from acquisitions made during the previous twelve month period. Funds provided by operations for the six months ended December 31, 2006 were approximately $9.8 million as compared to $7.7 million for the six months ended December 31, 2005. Funds used for investing activities were approximately $7.2 million for the six months ended December 31, 2006 consisting primarily of capital spending and acquisitions, as compared to $28.5 million for the six months ended December 30, 2005 principally for capital spending and acquisitions. The Company anticipates capital expenditures of approximately $4.5 million for the remainder of fiscal year June 30, 2007. Funds used for financing activities for the six months ended December 31, 2006 were approximately $2.7 million as net payments of $38.5 million were offset by net borrowings of $36.2 million. In addition, a distribution by the variable interest entities of $0.8 million were partially offset by funds received through the exercise of stock options totaling $0.2 million and the related tax benefit of $0.2 million.
     At December 31, 2006, we had the following contractual obligations:

	Payments Due By Period (In Thousands)
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	6 Months	Years	Years	5 Years
Long-Term Debt Including Current Maturities	$68,557	$3,267	$61,698	$1,405	$2,187
Estimated Interest Payments	14,527	2,210	11,708	455	154
Interest Rate Swap Payments	1,333	513	820	—	—
Interest Rate Swap Receipts	(1,755)	(675)	(1,080)	—	—
Operating Leases, Net of Intercompany Eliminations	11,298	969	5,989	4,340	—
Purchase Obligations	1,540	770	770	—	—

Total Obligations	$95,500	$7,054	$79,905	$6,200	$2,341

     Certain of these obligations are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table provides contractually obligated payment amounts, including estimated interest, by period due. For interest rate swaps, payments and receipts are calculated based upon notional amounts at weighted average rates by expected (contractual) maturity dates. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate. Purchase obligations represent the total value of all open purchase orders for the purchase of inventory and distribution vehicles. Other long-term liabilities at December 31, 2006 and June 30, 2006 consist primarily of customer deposits related to cylinder rentals with an average term of seven to ten years, which has been excluded from the table above.
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
     The weighted average interest rate for substantially all of the borrowings under the credit facility was 6.4% as of December 31, 2006. As of December 31, 2006, availability under the revolving loan was approximately $31.1 million, with outstanding borrowings of approximately $58.6 million and outstanding letters of credit of approximately $0.3 million. The credit facility is secured by all of Valley’s assets. The revolving loan is used primarily to fund acquisitions. Valley is not required to make principal payments on outstanding balances of the revolving loan as long as certain covenants are satisfied. Interest is charged on the revolving loan at either the lender’s prime rate or various LIBOR rates, at Valley’s discretion, plus an applicable spread.
     The loan agreement for the credit facility, as amended, contains various financial covenants applicable to Valley, including covenants requiring minimum fixed charge coverage and maximum funded debt to EBITDA. As of December 31, 2006, Valley was in compliance with these covenants and believes that it will continue to be in compliance through at least the next twelve months.
     The variable interest entities had outstanding debt, consisting primarily of asset-backed mortgages for real estate, of $6.3 million and demand notes payable of $2.6 million at December 31, 2006. The carrying value of the land and buildings that collateralize this debt was approximately $7.7 million as of December 31, 2006. This mortgage debt carries various interest rates ranging from 6.8% to 7.8% and various maturities from 2006 to 2016. Some of the mortgages on which the variable interest entities are obligated are personally guaranteed by Valley’s Chairman.
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
     We are obligated under various promissory notes related to the financing of acquisitions that have various rates of interest ranging from 5.75% to 11.0% per annum and maturities through 2010. The outstanding balance of these notes as of December 31, 2006 was $1.1 million. Some of these notes are collateralized by assets related to the applicable acquisition, some are unsecured and some are backed by bank letters of credit issued under Valley’s credit facility.
     The schedule of maturities as of December 31, 2006 of our debt is as follows:

		Variable Interest
Fiscal year ending June 30,	Valley	Entities	Company
Remainder of 2007	$275,324	$2,991,827	$3,267,151
2008	$420,106	$761,585	$1,181,691
2009	$58,811,301	$790,281	$59,601,582
2010	$93,623	$821,168	$914,791
2011	$32,025	$758,499	$790,524
2012	$—	$614,658	$614,658
Thereafter	$—	$2,186,925	$2,186,925

Total	$59,632,379	$8,924,943	$68,557,322

     We enter into contractual agreements in the ordinary course of business to hedge exposure to interest rate risks. Counterparties to these agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk related to the counterparties is remote and any losses would not be significant.
     Interest rate swap agreements are used to reduce interest rate risks and costs inherent in our debt portfolio. We enter into these agreements to change the variable/fixed interest rate mix of our debt portfolio in order to maintain the percentage of fixed and variable debt within certain parameters we have established. Accordingly, we enter into agreements to effectively convert variable-rate debt to fixed-rate debt. As of December 31, 2006, we had $25.0 million in notional amounts outstanding under interest rate swap agreements. These swaps have an average pay rate of 4.1% versus a receive rate of 5.4% at December 31, 2006.
     Purchase obligations represent the total value of open purchase orders, consisting primarily of inventory and capital expenditures, as of the period ending date.
     The merger agreement obligates the Company to pay a termination fee of $9 million to Caxton-Iseman Capital if our Board withdraws its recommendation that our shareholders vote favorably on the merger and accepts a superior proposal.
     We believe that cash generated from operations, borrowing availability under our credit facility and the ability to obtain financing with sellers of businesses will be sufficient to satisfy our requirements for operating funds, capital expenditures and future acquisitions for at least the next twelve months.
NEW ACCOUNTING STANDARDS
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 is not expected to have a material impact on Valley National Gases, Inc. consolidated financial statements.
     Effective June 30, 2006, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations.” Under this standard, the Company recognized additional liabilities, at fair value, of approximately $954,000 for conditional asset retirement obligations (AROs), consisting primarily of costs associated with cylinder and bulk tank disposal and asbestos removal. These costs reflect the legal obligations associated with the normal operation of the Company. Additionally, the Company capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, primarily machinery and equipment, and recorded associated accumulated depreciation from the time the original assets were placed into service. At June 30, 2006, the Company increased the following: net properties, plants, and equipment by $449,000, net deferred tax assets by $202,000 and liabilities by $954,000. The impact was not material in 2007.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Valley on July 1, 2007. Management has determined that the adoption of FIN 48 will not have a material impact on Valley’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Valley National Gases, Inc. on July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company will utilize SFAS 157 when measuring fair value when the standard becomes effective.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about Valley’s derivative financial instruments and other financial instruments at December 31, 2006 that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on the one month LIBOR rate in effect at the reporting date. No assumptions have been made for future changes in the one month LIBOR rate.

	Balance of					There		Fair
	2007	2008	2009	2010	2011	After	Total	Value
		(In Thousands)
Liabilities
Long term debt – Valley
Fixed rate	$275	$420	$236	$94	$32	$—	$1,057	$924
Average interest rate	5.59%	4.29%	3.16%	4.76%	5.96%
Variable rate			58,575				$58,575	$58,575
Average interest rate			6.35%
Long term debt-
Variable Interest
Entities mortgage debt
Fixed rate	$2,992	$762	$790	$821	$758	$2,802	$8,925	$7,189
Average interest rate	7.18%	7.43%	7.09%	7.10%	7.11%	7.13%
Interest rate swaps
Variable to fixed	$—	$—	$25,000	$—	$—	$—	$—	$270
Average pay rate	—	—	4.1%	—	—	—	—
Average receive rate	—	—	5.4%	—	—	—	—
Commitments
Operating leases	$2,310	$4,554	$4,709	$4,869	$5,035	$5,206	$26,683
Intercompany elimination (1)	(1,341)	(2,624)	(2,714)	(2,806)	(2,901)	(3,000)	(15,386)

Company total	$969	$1,930	$1,995	$2,063	$2,134	$2,206	$11,297

(1)	Reflects the elimination of intercompany rent as a result of FIN 46R, “Consolidation of Variable Interest Entities” at December 31, 2006.

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

VALLEY NATIONAL GASES INCORPORATED
February 9, 2007	/s/ James P. Hart
James P. Hart
Chief Financial Officer and Duly Authorized Officer